Form 10-Q
period 1996-09-27
COINMACH CORP
filed 1996-11-12
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 27, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO ___________________.

COMMISSION FILE NUMBER 333-0062

                              COINMACH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         53-0188589
(STATE OR OTHER JURISDICTION OF                        (I. R. S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


   55 LUMBER ROAD, ROSLYN, NEW YORK                            11576
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (516) 484-2300


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X    NO      .
     ----      ----

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 8, 1996, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH WERE HELD BY COINMACH LAUNDRY CORPORATION.

                              COINMACH CORPORATION
                              --------------------

                                     INDEX


PART I.

    Financial Information                                          Page No.
    ---------------------                                          --------

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets --
               September 27, 1996 (Unaudited) and March 29, 1996         3

               Condensed Consolidated Statements of Operations --
               Three Months and Six Months Ended September 27, 1996
               (Unaudited) and September 29, 1995                        4

               Condensed Consolidated Statements of Cash Flows --
               Six Months Ended September 27, 1996 (Unaudited)
               and September 29, 1995                                    5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                              6-8

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-12


PART II.

     Other Information                                                   13
     -----------------

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signature Page                                                      14
     --------------

                             COINMACH CORPORATION
                              ---------------------

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.  FINANCIAL STATEMENTS
          -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (dollars in thousands)

                                                          September 27,   March 29,
                                                               1996          1996
                                                          --------------  ----------
                                                           (Unaudited)    (Audited)
ASSETS:

 Cash and cash equivalents                                     $  5,086    $ 19,723
 Receivables, net                                                 5,821       5,758
 Inventories                                                      5,492       4,443
 Prepaid expenses                                                 2,638       2,641
 Advance rental payments                                         22,528      20,320
 Property and equipment, less accumulated depreciation
  of $30,124 and $19,509                                         93,819      82,699
 Contract rights, less accumulated amortization
  of $13,329 and $8,925                                          63,217      59,745
 Goodwill, less accumulated amortization
  of $3,554 and $2,386                                           43,173      44,071
 Other assets, principally debt issuance costs                   10,155       8,767
                                                               --------    --------

 Total assets                                                  $251,929    $248,167
                                                               ========    ========

LIABILITIES AND SHAREHOLDER'S DEFICIT:

 Accounts payable                                              $  5,550    $  5,944
 Accrued commissions                                              7,982       7,380
 Accrued interest                                                 8,741       7,745
 Other accrued expenses                                           8,295       7,557
 Due to parent                                                    4,627           -
 Deferred income taxes                                           17,174      18,924
 11-3/4% Senior Notes                                           196,655     196,655
 12-3/4% Senior Notes                                             5,000       5,000
 Other long-term debt                                             2,254       1,110

 Shareholder's deficit:
  Common stock and capital in excess
   of par value                                                  18,104      18,104
  Notes receivable from management                                ( 254)    ( 1,692)
  Accumulated deficit                                           (22,199)    (18,560)
                                                               --------    --------
 Total shareholder's deficit                                    ( 4,349)    ( 2,148)
                                                               --------    --------

 Total liabilities and shareholder's deficit                   $251,929    $248,167
                                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                              COINMACH CORPORATION
                              --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             (dollars in thousands)
                             ----------------------

                                                         Three Months Ended               Six Months Ended
                                                   ------------------------------  ------------------------------
                                                   September 27,   September 29,   September 27,   September 29,
                                                        1996            1995            1996            1995
                                                   --------------  --------------  --------------  --------------
GROSS REVENUES                                           $46,506        $ 43,192         $94,446         $89,719
COSTS AND EXPENSES
  Laundry operating expenses                              31,016          30,151          63,596          62,905
  General and administrative expenses                      1,076           1,287           2,092           2,458
  Depreciation and amortization                           10,382           9,272          20,192          18,423
  Stock-based compensation charge                          1,460               -           1,460               -
  Restructuring expenses                                       -           2,200               -           2,200
                                                         -------        --------         -------         -------

                                                          43,934          42,910          87,340          85,986
                                                         -------        --------         -------         -------

OPERATING INCOME                                           2,572             282           7,106           3,733

INTEREST EXPENSE                                           6,224           5,801          12,345          11,541
                                                         -------        --------         -------         -------

LOSS BEFORE INCOME TAXES                                  (3,652)         (5,519)         (5,239)         (7,808)
                                                         -------        --------         -------         -------

PROVISION (BENEFIT) FOR INCOME
 TAXES:
   Currently payable                                         100             309             150             420
   Deferred                                               (1,300)         (1,793)         (1,750)         (2,282)
                                                                        --------         -------         -------
                                                          (1,200)         (1,484)         (1,600)         (1,862)
                                                                        --------         -------         -------

NET LOSS                                                 $(2,452)       $( 4,035)        $(3,639)        $(5,946)
                                                         =======        ========         =======         =======

The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)

                                                                   Six Months Ended
                                                          -------------------------------

                                                            September 27,   September 29,
                                                                 1996            1995
                                                            --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:                            $ (3,639)       $ (5,946)
  Net loss
  Adjustment to reconcile net loss to net cash
   provided by operating activities:                               20,192          18,423
     Depreciation and amortization
     Deferred income taxes                                         (1,750)        ( 2,000)
     Stock-based compensation charge                                1,460               -
  Amortization of debt discount and debt issuance                     261             735
  Increase in other assets                                           (690)           (717)
  Increase in receivables, net                                        (63)            (73)
  (Increase) decrease in inventories and prepayments               (1,177)            930
  Decrease in accounts payable                                       (394)           (668)
  Increase (decrease) in accrued interest                             996             (25)
  Increase in accrued expenses                                        688           1,980
                                                                 --------        --------

    Net cash provided by operating activities                      15,884          12,639
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (12,555)         (9,545)
  Advance rental payment to location owners                        (4,872)         (3,569)
  Additions to net assets from acquired businesses                (17,623)              -
                                                                                 --------

    Net cash used for investing activities                        (35,050)        (13,114)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings of bank and other borrowings           (136)          1,126
  Net advances from (to) parent                                     4,984          (2,000)
  Deferred debt issuance costs                                        (90)              -
  Principal payments on capitalized lease obligations                (229)           (143)
                                                                 --------        --------

    Net cash provided by (used for) financing activities            4,529          (1,017)
                                                                 --------        --------

    Net decrease in cash and cash equivalents                     (14,637)         (1,492)

CASH AND CASH EQUIVALENTS, BEGINNING                               19,723          10,774
  OF PERIOD                                                      --------        --------


CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  5,086        $  9,282
                                                                 ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW                             $ 11,131        $  8,478
INFORMATION:                                                     ========        ========
  Interest paid

The accompanying notes are an integral part of these financial statements.

                              COINMACH CORPORATION
                              --------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   DESCRIPTION OF BUSINESS

Coinmach Corporation, a Delaware corporation (the "Company"), is a leading supplier of coin-operated laundry equipment services for multi-family housing units. The Company owns and operates approximately 247,000 coin-operated washers and dryers on routes in over 26,000 locations in 28 states and the District of Columbia. Such routes are located throughout the Northeast, Mid-Atlantic, Southeast, South Central and Midwest regions of the United States. Coinmach Corporation, through its wholly-owned subsidiary, Super Laundry Equipment Corp., a New York corporation ("Super Laundry"), is also a construction and laundromat equipment distribution company. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and Super Laundry.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentations. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements included in the Company's Annual Report on Form 10-K for the six month transition period ended March 29, 1996.

3.   LONG-TERM DEBT

The Company has long-term debt, consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005, (b) $5.0 million of 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes") and (c) an availability of up to $35.0 million under a revolving credit facility which, among other items, imposes restrictions on the Company's ability to incur debt, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility contains covenants and agreements that are generally more restrictive than the indentures governing the Senior Notes. Also, the Senior Notes and the revolving credit facility presently limit the Company's ability to pay dividends. At September 27, 1996, there were no amounts outstanding under the Company's revolving credit facility.

                             COINMACH CORPORATION
                             --------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

4.  ACCOUNTING PRONOUNCEMENTS

Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's results of operations or financial condition for the three months and six months ended September 27, 1996.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has accounted for stock-based compensation awards pursuant to the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123, but will provide the necessary disclosure information in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997.

5.  EQUITY RESTRUCTURING OF COINMACH LAUNDRY

During July, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Class A common stock, par value $.01 per share (the "CLC Common Stock") at an initial public offering price of $14.00 per share. Coinmach Laundry's registration statement on Form S-1 (No. 333-03587) for 4,000,000 shares of CLC Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. Coinmach Laundry filed an additional registration statement on Form S-1 (No. 333-08331) with respect to the registration of an additional 120,000 shares of CLC Common Stock, which registration statement was effective upon filing. Proceeds from the Offering were approximately $53.6 million, after underwriting discounts and commissions. After giving effect to the redemption of the Preferred Stock (as described below), net proceeds from the Offering were approximately $34.4 million, before expenses.

In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of CLC Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996, with respect to the purchase of an additional 63,642 shares of CLC Common Stock.


6.  RELATED PARTY TRANSACTIONS

Prior to the Offering, Coinmach Laundry issued an additional 79,029 shares of its Class B common stock to certain members of management, which shares were purchased through loans made by the Company aggregating approximately $56,000. The difference between the estimated fair market value of such stock (which management estimates to be 85% of the initial offering price of the CLC Common Stock in the Offering) and the amount paid for such stock was approximately $887,000 and has been accounted for by the Company as a stock-based compensation charge. In addition, approximately $103,000 of receivables outstanding at June 28, 1996 relating to loans to management in connection with the purchase of common stock of Coinmach Laundry were forgiven and have been accounted for by the Company as a stock-based compensation charge.

                              COINMACH CORPORATION
                              --------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  RELATED PARTY TRANSACTIONS (continued)

On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to purchase up to 735,618 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock in the Offering to certain members of management and other individuals (collectively, the "Option Holders") pursuant to the terms and conditions of option agreements entered into among Coinmach Laundry and the Option Holders, dated July 23, 1996 (the "Option Agreements"). On September 17, 1996, for the purpose of preserving the percentage interest of issued and outstanding CLC Common Stock on a fully diluted basis represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted additional non-qualified stock options to purchase up to 3,819 shares of CLC Common Stock to each of the Option Holders (the "Additional Options"). The Additional Options are subject to the terms and conditions of the Option Agreements, as amended by that certain Omnibus Amendment to Option Agreements, dated September 27, 1996. The Options and Additional Options vest in five equal annual installments commencing as of July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the $14.00 initial offering price of CLC Common Stock in the Offering as a stock-based compensation charge over the applicable four-year vesting period.

On September 17, 1996, Coinmach Laundry granted to two of its independent directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date, options entitling each such director to purchase up to 60,000 shares of CLC Common Stock (the "Independent Director Options"). The Independent Director Options vest in four equal annual installments, commencing on September 17, 1996, and entitle each such director to purchase shares of CLC Common Stock at $14.00 per share, the initial public offering price of the CLC Common Stock in the Offering. The Independent Director Options are subject to the terms and conditions of option agreements by Coinmach Laundry and such directors and expire on September 17, 2006. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the CLC Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three-year vesting period.

For the three months ended September 27, 1996, the Company has recorded a stock-based compensation charge of approximately $470,000 related to the Options, the Additional Options and the Independent Director Options.

                              COINMACH CORPORATION
                              --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

GENERAL

The Company is principally engaged in supplying coin-operated laundry equipment services for multi-family housing units in 28 states and the District of Columbia located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The most significant revenue source is derived from its routes, which are comprised of over 26,000 locations containing approximately 247,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis. The Company is a wholly owned subsidiary of Coinmach Laundry Corporation ("Coinmach Laundry").

The Company also owns and operates Super Laundry Equipment Corp. ("Super Laundry"). Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the six month transition period ended March 29, 1996.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995

Gross revenues increased by approximately 8% and 5% for the three months and six months ended September 27, 1996, respectively, as compared to gross revenues for the prior year's corresponding periods. The improvement in gross revenues for the three month and six month period consisted primarily of increased route revenues resulting substantially from the acquisition in April 1996 of the route business of Allied Laundry Equipment Company (the "Allied Acquisition") located in the Midwest region and by a slight increase in distribution revenues from Super Laundry. During the six months ended September 29, 1995, the Company's machine base declined by approximately 2,500 machines, primarily due to capital constraints, but increased by approximately 3,800 machines during the six months ended September 27, 1996 (excluding the machines added from the Allied Acquisition). This favorable trend is primarily the result of a reorganization of the field management team and additional capital resources provided by the Company's issuance of its 11 3/4% Senior Notes due 2005.

Laundry operating expenses increased by approximately 3% and 1%, respectively, for three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Allied Acquisition in the Midwest region as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was substantially offset by a reduction in expenses primarily related to the implementation of cost savings programs in the Company's field operations and consolidation of certain operating regions.

                              COINMACH CORPORATION
                              --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS (continued)
          ---------------------

RESULTS OF OPERATIONS (continued)
---------------------

General and administrative expenses decreased by approximately 16% and 15%, respectively, for the three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods, due primarily to the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

Depreciation and amortization increased by approximately 12% and 10%, respectively, for the three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods, due primarily to the acquisition of the Midwest region route business in April 1996, as well as an increase in capital expenditures resulting from the elimination of capital constraints subsequent to September 29, 1995.

The Company incurred one-time restructuring costs of approximately $2.2 million in the three months ended September 29, 1995, to cover severance payments to certain of its management, administrative and regional personnel, costs to relocate certain financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems, and costs related to the consolidation of certain of its regional offices.

Prior to the Offering, Coinmach Laundry had issued an additional 79,029 shares of its Class B common stock to certain members of management. The difference between the estimated fair market value of such stock (estimated by management to be 85% of the initial offering price of the CLC Common Stock in the Offering) and the amount paid for such stock was approximately $.9 million and has been recorded by the Company as a stock-based compensation charge. In addition, approximately $103,000 of receivables relating to loans to management in connection with the purchase of common stock of Coinmach Laundry were forgiven and have been recorded by the Company as a stock-based compensation charge.

The Company also granted to management and certain other individuals options to purchase certain shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock in the Offering. With respect to such options granted to its employees, the Company will record such 15% discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors options to purchase certain shares of CLC Common Stock. The Company will record the difference between the exercise price of the such options and the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable three-year vesting period. During the three months ended September 27, 1996, the Company recorded a stock-based compensation charge of approximately $.5 million relating to the foregoing options.

As a result of the above, operating income margins improved to approximately 6% and 8%, respectively, for the three month and six month periods ended September 27, 1996, as compared to approximately 1% and 4%, respectively, for the three month and six month periods ended September 29, 1995.

Interest expense increased by approximately 7% for each of the three month and six month periods ended September 27, 1996, as compared to the prior year's corresponding periods, due primarily to incurrence of debt resulting from the Company's refinancing in November 1995. Partially offsetting this increase in interest expense was the decrease in the effective interest rate as the result of such refinancing, as well as interest income earned on excess cash balances.

                             COINMACH CORPORATION
                             --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS (continued)
          ---------------------

RESULTS OF OPERATIONS (continued)
---------------------

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $28.8 million (before deduction for the stock-based compensation charges) for the six months ended September 27, 1996, compared to approximately $24.4 million (before deduction for restructuring costs) for the corresponding period in 1995, representing an improvement of approximately 18%. EBITDA margins improved to approximately 30% for the six months ended September 27, 1996, compared to approximately 27% for the corresponding period in 1995. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, potential future increases in debt or capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely goodwill amortization).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to have substantial indebtedness and debt service requirements. At September 27, 1996, the Company had outstanding long-term debt of approximately $203.9 million and a stockholder's deficit of approximately $4.3 million after restructuring charges and writeoffs.

The Company's level of indebtedness will have several important effects on its future operations, including the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and limit its ability to borrow additional funds or to dispose of assets; (c)the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general could be limited. At September 27, 1996, there was no amount outstanding under the Company's revolving credit facility.

The expenses of the Company include significant amounts of depreciation and amortization (approximately $20.2 million for the six months ended September 27, 1996) which have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment has a favorable effect on operating cash flow by reducing taxes, it also reduces net income. The Company expects to continue such practice with future acquisitions, so as to maximize cash flows through the recognition of related smaller net income, caused by the increased amortization. Such a practice will be employed until the purchase price has been fully amortized.

                             COINMACH CORPORATION
                             --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ----------------------------------------------------------------
          RESULTS OF OPERATIONS (continued)
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 27, 1996 were approximately $35.1 million. Of such amount, the Company spent approximately $17.6 million on the acquisition of related businesses, including the Allied Acquisition and approximately $4.3 million related to the net increase in the machine base. The balance was used to maintain the existing machine base and for general corporate purposes. The effect of incremental increases in revenues and EBITDA generated from capital expended on acquisitions and the net increase in the machine base may not be reflected in the financial results until subsequent reporting periods, depending on the timing of the capital expended.

The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make semi-annual cash interest payments on the 11 3/4% Senior Notes due 2005 and the 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes"), and will be required to make monthly interest payments under the revolving credit facility. Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes and the revolving credit facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the revolving credit facility could result in an acceleration of the amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Company's revolving credit facility or the indentures governing the Senior Notes.

In July 1996, Coinmach Laundry used approximately $5.0 million from the net proceeds from the Offering to repay amounts borrowed under the Company's revolving credit facility. The balance of such net proceeds are currently invested in short-term, investment grade, interest-bearing securities, certificates of deposit or direct or guaranteed obligations of the United States. The Company has not yet determined the specific uses for the balance of the net proceeds of the Offering. As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business.

INFLATION AND SEASONALITY
-------------------------

In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

                             COINMACH CORPORATION
                              ---------------------

PART II.  OTHER INFORMATION
          -----------------

ITEM 1.   LEGAL PROCEEDINGS

          From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Although the amount of any liability that could arise with respect to these actions can not be accurately predicted, management believes that any such liability, individually or in the aggregate, will not have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 2.   CHANGE IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          None

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  27.1 Financial Data Schedule


          (b) No reports on Form 8-K were filed by the Company during the three months ended September 27, 1996.

                              COINMACH CORPORATION
                              --------------------

     SIGNATURES
     ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COINMACH CORPORATION


Date: November 8, 1996              /s/ Robert M. Doyle
                                    --------------------------------------
                                    Robert M. Doyle
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (On behalf of Registrant and as
                                    Principal Financial Officer)