Form 10-Q
period 1996-12-27
COINMACH CORP
filed 1997-02-07
CIK 91693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 27, 1996

                                       OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO _______________________.

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X    NO  ____.
     ----

AS OF THE CLOSE OF BUSINESS ON FEBRUARY 6, 1997, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.

                              COINMACH CORPORATION
                              --------------------

                                     INDEX


PART I.

Financial Information                                                 Page No.
---------------------                                                 --------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets --
               December 27, 1996 (Unaudited) and March 29, 1996          3

               Condensed Consolidated Statements of Operations
                (Unaudited)--
               Three Months and Nine Months Ended December 27, 1996
               and December 29, 1995                                     4

               Condensed Consolidated Statements of Cash Flows
                (Unaudited)--
               Nine Months Ended December 27, 1996 and December 29,
                1995                                                     5

               Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                              6-9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10-14
PART II.

     Other Information                                                   15-16
     -----------------
     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signature Page                                                      17
     --------------

                             COINMACH CORPORATION
                              ---------------------

PART I.  FINANCIAL INFORMATION
         ---------------------

       ITEM 1.  FINANCIAL STATEMENTS
       -------  --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (dollars in thousands)

                                                            December 27,   March 29,
                                                                1996          1996
                                                            -------------  ----------
                                                             (Unaudited)   (Audited)
ASSETS:

   Cash and cash equivalents                                    $  7,485    $ 19,723
   Receivables, net                                                6,491       5,758
   Inventories                                                     6,642       4,443
   Prepaid expenses                                                2,667       2,641
   Advance rental payments                                        23,633      20,320
   Property and equipment, less accumulated depreciation
     of $35,584 and $19,509                                       96,854      82,699
   Contract rights, less accumulated amortization
      of $15,528 and $8,925                                       61,019      59,745
   Goodwill, less accumulated amortization
     of $4,139 and $2,386                                         42,588      44,071
   Other assets                                                    9,446       8,767
                                                                --------    --------

   Total assets                                                 $256,825    $248,167
                                                                ========    ========

LIABILITIES AND SHAREHOLDER'S  EQUITY (DEFICIT):

   Accounts payable                                             $  7,463    $  5,944
   Accrued commissions                                             6,408       7,380
   Accrued interest                                                3,102       7,745
   Other accrued expenses                                          8,721       7,557
   Due to parent                                                   5,176           -
   Deferred income taxes                                          16,374      18,924
   11-3/4% Senior Notes                                          196,655     196,655
   12-3/4% Senior Notes                                            5,000       5,000
   Other long-term debt                                            2,327       1,110

   Shareholder's equity (deficit):
     Common stock and capital in excess
      of par value                                                29,658      18,104
     Notes receivable from management                              ( 254)    ( 1,692)
     Accumulated deficit                                         (23,805)    (18,560)
                                                                --------    --------
   Total shareholder's equity (deficit)                            5,599     ( 2,148)
                                                                --------    --------

   Total liabilities and shareholder's equity (deficit)         $256,825    $248,167
                                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                             COINMACH  CORPORATION
                             ----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------
                             (dollars in thousands)


                                            Three Months Ended           Nine Months Ended
                                         ------------------------  -----------------------------

                                     December 27,   December 29,   December 27,   December  29,
                                             1996           1995           1996            1995
                                          -------       --------       --------        --------

GROSS REVENUES                            $48,759       $ 44,772       $143,205        $134,491

COSTS AND EXPENSES:
  Laundry operating expenses               32,886         30,549         96,482          93,454
  General and administrative expenses       1,139            900          3,231           3,358
  Depreciation and amortization            10,389          9,288         30,581          27,711
  Stock-based compensation charge             460              -          1,920               -
  Restructuring expenses                        -              -              -           2,200
                                          -------       --------       --------        --------
                                           44,874         40,737        132,214         126,723
                                          -------       --------       --------        --------

OPERATING INCOME                            3,885          4,035         10,991           7,768

INTEREST EXPENSE, NET                       6,191          5,745         18,536          17,286
                                          -------       --------       --------        --------

LOSS BEFORE INCOME TAXES                   (2,306)        (1,710)        (7,545)         (9,518)
                                          -------       --------       --------        --------

PROVISION (BENEFIT) FOR INCOME TAXES:
  Currently payable                           100            586            250           1,006
  Deferred                                   (800)        (1,015)        (2,550)         (3,297)
                                          -------       --------       --------        --------
                                           (  700)          (429)        (2,300)         (2,291)
                                          -------       --------       --------        --------
LOSS BEFORE EXTRAORDINARY ITEM             (1,606)        (1,281)        (5,245)         (7,227)

EXTRAORDINARY ITEM,  NET OF INCOME
 TAXES OF $5,305                                -         (8,828)             -          (8,828)
                                          -------       --------       --------        --------

NET LOSS                                  $(1,606)      $(10,109)      $ (5,245)       $(16,055)
                                          =======       ========       ========        ========

The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                              ---------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (UNAUDITED)
                                  -----------

                             (dollars in thousands)

                                                                               Nine Months Ended
                                                                        -----------------------------

                                                                          December 27,   December 29,
                                                                              1996           1995
                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        $ (5,245)      $(16,055)
     Net loss
     Adjustment to reconcile net loss to net cash
         provided by operating activities                                      30,581         27,711
           Depreciation and amortization
           Deferred income taxes                                               (2,550)        (3,297)
           Extraordinary item                                                       -          8,828
           Stock-based compensation charge                                      1,920              -
     Amortization of debt discount and debt issuance                              405          1,018
     Decrease (increase) in other assets                                          366         (1,076)
     Increase in receivables, net                                                (733)          (316)
     (Increase) decrease in inventories and prepayments                        (2,225)           160
     Increase (decrease) in accounts payable                                    2,209           (210)
     Decrease in accrued interest                                              (4,643)        (2,419)
     (Decrease) increase in accrued expenses                                     (770)         1,695
                                                                             --------       --------

           Net cash provided by operating activities                           19,315         16,039
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                      (19,618)       (14,571)
     Advance rental payments to location owners                                (7,455)        (5,595)
     Additions to net assets related to acquisitions                          (20,615)             -
                                                                             --------       --------
           Net cash used for investing activities                             (47,688)       (20,166)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of bank and other borrowings                                 (249)       (41,335)
     Net advances from (to) parent                                             17,127         (2,000)
     Deferred debt issuance costs                                                (365)        (4,391)
     Proceeds from issuance of 11 3/4% Senior Notes                                 -         65,835
     Dividends to parent                                                            -         (5,118)
     Debt extinguishment costs                                                      -           (751)
     Principal payments on capitalized lease obligations                         (378)          (143)
                                                                             --------       --------

           Net cash provided by financing activities                           16,135         12,097
                                                                             --------       --------

           Net (decrease) increase in cash and cash equivalents               (12,238)         7,970

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 19,723         10,774
                                                                             --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  7,485       $ 18,744
                                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid                                                     $ 22,760       $ 18,803
                                                                             ========       ========

The accompanying notes are an integral part of these financial statements.

                              COINMACH CORPORATION
                              --------------------


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

Coinmach Corporation (the "Company"), a Delaware corporation, is a leading supplier of coin-operated laundry equipment services to multi-family housing units. Giving effect to the Kwik Wash Acquisition (as hereinafter defined), the Company owns and operates approximately 320,000 coin-operated washers and dryers on routes in over 30,000 locations in 30 states and the District of Columbia. Such routes are located throughout the Northeast, Mid-Atlantic, Southeast, South Central and Midwest regions of the United States. Coinmach Corporation, through its wholly-owned subsidiary, Super Laundry Equipment Corp., a New York corporation ("Super Laundry"), is also a construction and laundromat equipment distribution company. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the "Company" shall mean
Coinmach Corporation and Super Laundry.   On January 8, 1997, the Company
completed the acquisition of the route and laundromat business of Kwik Wash Laundries L.P., for an aggregate purchase price of $140 million (the "Kwik Wash Acquisition"). See Note 7, "Subsequent Events". The Kwik Wash Acquisition does not affect the results of operations for the three and nine month periods ending December 27, 1996.

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

3.  LONG-TERM DEBT

At December 27, 1996, the Company had long-term debt consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005, (b) $5.0 million of 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes") and (c) an availability of up to $35.0 million under a revolving credit facility which, among other items, imposed restrictions on the Company's ability to incur debt, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility contained covenants and agreements that were generally more restrictive than the indentures governing the Senior Notes. Also, the Senior Notes and the revolving credit facility limited the Company's ability to pay dividends. At December 27, 1996, there were no amounts outstanding under the Company's then existing revolving credit facility.

                             COINMACH CORPORATION
                              ---------------------

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

3.  LONG-TERM DEBT (continued)

On January 8, 1997, the Company replaced its existing revolving credit facility with a new senior financing facility, which facility was used in part to fund the Kwik Wash Acquisition and support the Company's acquisition strategy.

4.  ACCOUNTING PRONOUNCEMENTS

Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's results of operations or financial condition for the three months and nine months ended December 27, 1996.

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

5.  EQUITY RESTRUCTURING OF COINMACH LAUNDRY

During July 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,120,000 shares of its Class A common stock, par value $.01 per share (the "CLC Common Stock") at an initial public offering price of $14.00 per share. Coinmach Laundry's registration statement on Form S-1 (No. 333-03587) for 4,000,000 shares of CLC Common Stock was filed with the Securities and Exchange Commission on May 13, 1996 and subsequently declared effective on July 17, 1996. On July 18, 1996, Coinmach Laundry filed an additional registration statement on Form S-1 (No. 333-08331) with respect to the registration of an additional 120,000 shares of CLC Common Stock, which registration statement was effective upon filing.

In connection with the Offering, the underwriters were granted a 30-day option to purchase up to an aggregate of 618,000 additional shares of CLC Common Stock to cover over-allotments (the "Over-Allotment Option"), which Over-Allotment Option was exercised on August 16, 1996, with respect to the purchase of an additional 63,642 shares of CLC Common Stock.

Proceeds from the Offering were approximately $54.5 million (after giving effect to the Over-Allotment Option), after underwriting discounts and commissions. After giving effect to the redemption of the Preferred Stock (as described below), proceeds from the Offering were approximately $35.3 million, before expenses.

                              COINMACH CORPORATION
                              --------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

6.  RELATED PARTY TRANSACTIONS

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management, which shares were purchased through loans made by the Company aggregating approximately $56,000. The difference between the estimated fair market value of such stock (which management believes, based upon discussions with its financial advisors, to be approximately 85% of the initial offering price of the CLC Common Stock) and the amount paid for such stock was approximately $887,000, and such difference has been accounted for as a stock-based compensation charge. In addition, approximately $103,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of Coinmach Laundry were forgiven and have been accounted for as a stock-based compensation charge.

On July 23, 1996, in connection with the Offering, Coinmach Laundry granted certain non-qualified options (the "Options") to certain members of management and other individuals (collectively, the "Option Holders") to purchase up to 735,618 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock. On September 17, 1996, for the purpose of preserving the Option Holders' percentage interest of CLC Common Stock represented by the Options (which percentage interest was decreased as a result of the exercise of the Over-Allotment Option), Coinmach Laundry granted to the Option Holders additional non-qualified stock options to purchase up to 3,819 shares of CLC Common Stock (the "Additional Options"). The Options and Additional Options vest in equal annual installments (20% vest on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options and Additional Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of CLC Common Stock as a stock-based compensation charge over the applicable four-year vesting period.

On September 17, 1996, Coinmach Laundry granted to two of its independent directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date, options entitling each such director to purchase up to 60,000 shares of CLC Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest on the date of grant and the remainder over a three-year period), commencing on September 17, 1996, and entitle each such director to purchase shares of CLC Common Stock at the initial public offering price of the CLC Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the CLC Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three-year vesting period.

For the nine months ended December 27, 1996, the Company has recorded a stock-based compensation charge of approximately $930,000 related to the Options, the Additional Options and the Independent Director Options.

                              COINMACH CORPORATION
                              --------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (continued)

7.  SUBSEQUENT EVENTS

On January 8, 1997, pursuant to the terms and conditions of a Stock Purchase Agreement, dated November 25, 1996 (the "Kwik Wash Purchase Agreement"), the Company completed the Kwik Wash Acquisition pursuant to which the Company acquired 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for $125 million in cash and a $15 million promissory note issued by Coinmach Laundry. KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Partnership"), a Texas limited partnership. The Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 laundromat stores throughout Texas. Upon consummation of the Kwik Wash Acquisition, KWL, Kwik Wash and the Partnership merged with and into the Company.

Concurrently with the Kwik Wash Acquisition, the Company also entered into a new senior financing arrangement with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc. (the "New Credit Facility") replacing the Company's existing credit facility. The New Credit Facility consists of term loans of $130 million and a revolving credit facility of $70 million. The New Credit Facility, which was used in part to fund the Kwik Wash Acquisition, will provide financing to support the Company's acquisition strategy.

                              COINMACH CORPORATION
                              --------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the six month transition period ended March 29, 1996.

GENERAL

The Company is principally engaged in supplying coin-operated laundry equipment services to multi-family housing units in 30 states and the District of Columbia located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The most significant revenue source is derived from its routes, which, giving effect to the Kwik Wash Acquisition, are currently comprised of over 30,000 locations containing approximately 320,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis. The Company is a wholly owned subsidiary of Coinmach Laundry.

The Company also owns and operates Super Laundry. Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts.

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the six month transition period ended March 29, 1996.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 27, 1996 AND DECEMBER 29, 1995

Gross revenues increased by approximately 9% and 6% for the three months and nine months ended December 27, 1996, respectively, as compared to the prior year's corresponding periods. The improvement in gross revenues for the three month and nine month periods consisted primarily of increased route revenues resulting from internal expansion, the acquisition of the route business of Allied Laundry Equipment Company (the "Allied Acquisition") located in the Midwest and an increase in distribution revenues from Super Laundry. During the nine months ended December 29, 1995, the Company's machine base declined by approximately 2,000 machines, primarily due to capital constraints, but increased by approximately 5,400 machines during the nine months ended December 27, 1996 (excluding the machines added from the Allied Acquisition).

Laundry operating expenses increased by approximately 8% and 3%, respectively, for three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Allied Acquisition as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was substantially offset by a reduction in expenses primarily related to the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions.

                              COINMACH CORPORATION
                              --------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

RESULTS OF OPERATIONS (continued)
---------------------

General and administrative expenses increased by approximately .2 million, but decreased by approximately .1 million, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods. The increase for the three month period was due to increased expenses associated with the Company's recent growth, specifically, a focus on new business opportunities, investor relations and systems development. The decrease for the nine month period was due primarily to the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

Depreciation and amortization increased by approximately 12% and 10%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods, due primarily to the Allied Acquisition and an increase in capital expenditures for the installed base of machines resulting from the elimination of capital constraints subsequent to September 29, 1995.

The Company incurred one-time restructuring costs of approximately $2.2 million during the three months ended September 29, 1995, to cover severance obligations to certain personnel, costs to relocate certain corporate functions to Roslyn, New York, costs related to systems integration, and expenses related to the consolidation of certain of its regional offices. In addition, during the three months ended December 29, 1995, the Company incurred costs of approximately $8.8 million, net of incomes taxes, related to the extinguishment of debt in connection with the November 1995 refinancing of the Company's indebtedness.

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The difference between the estimated fair market value of such stock (estimated by management based on discussions with its financial advisors to be 85% of the initial offering price of the CLC Common Stock) and the amount paid for such stock was approximately $887,000 and has been recorded as a stock-based compensation charge. In addition, approximately $103,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been recorded as a stock-based compensation charge.

Coinmach Laundry also granted Options to management and certain other individuals to purchase shares of CLC Common Stock at a 15% discount to the initial offering price of the CLC Common Stock. With respect to such options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. The Company also granted to two of its disinterested directors Independent Director Options to purchase up to a total of 120,000 shares of CLC Common Stock. The Company will record the difference between the exercise price of such options and the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period. During the nine months ended December 27, 1996, the Company recorded a stock-based compensation charge of approximately $930,000 relating to the Options, the Additional Options and the Independent Director Options.

As a result of the above, operating income margins were approximately 8% for both the three month and nine month periods ended December 27, 1996, as compared to approximately 9% and 6%, respectively, for the three month and nine month periods ended December 29, 1995.

                             COINMACH CORPORATION
                              ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

RESULTS OF OPERATIONS (continued)
---------------------

Interest expense increased by approximately 8% and 7%, respectively, for the three month and nine month periods ended December 27, 1996, as compared to the prior year's corresponding periods, due primarily to the Company's refinancing in November 1995. Partially offsetting this increase in interest expense was the decrease in the effective interest rate as the result of such refinancing, as well as interest income earned on excess cash balances generated from operations.

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $43.5 million (before deduction for stock-based compensation charges) for the nine months ended December 27, 1996, as compared to approximately $37.7 million (before deduction for restructuring costs) for the corresponding period in 1995, representing an improvement of approximately 15%. EBITDA margins improved to approximately 30% for the nine months ended December 27, 1996, compared to approximately 28% for the prior year's corresponding period. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill amortization).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to have substantial indebtedness and debt service requirements. At December 27, 1996, the Company had outstanding long-term debt of approximately $204.0 million and shareholder's equity of approximately $5.6 million after restructuring charges and write-offs.

The Company's level of indebtedness will have several important effects on its future operations, including the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general will be limited. At December 27, 1996, there was no amount outstanding under the Company's then existing revolving credit facility.

                             COINMACH CORPORATION
                              ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

The Company's depreciation and amortization expenses (aggregating approximately $30.6 million for the nine months ended December 27, 1996) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which are amortized over periods of up to 15 years. Although such accounting treatment has a favorable effect on operating cash flow by reducing taxes, it also reduces net income. The Company expects to continue such accounting practice with future acquisitions.

The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 27, 1996 were approximately $47.7 million. Of such amount, the Company spent approximately $20.6 million in purchase price and related costs of acquisitions, including the Allied Acquisition, and approximately $6.6 million related to the net increase in the machine base. The balance was used to maintain the existing machine base and for general corporate purposes. The impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the machine base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended.

The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make semi-annual cash interest payments on the 11 3/4% Senior Notes due 2005 and the 12 3/4% Senior Notes due 2001 (collectively, the "Senior Notes").

On January 8, 1997, pursuant to the terms and conditions of the Kwik Wash Purchase Agreement, the Company completed the Kwik Wash Acquisition pursuant to which the Company acquired 100% of the outstanding voting securities of each of KWL and Kwik Wash for $125 million in cash and a $15 million promissory note issued by Coinmach Laundry (the "Kwik Wash Note"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P., a Texas limited partnership (the "Partnership"). The Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 laundromat stores throughout Texas. Simultaneously with the Kwik Wash Acquisition, KWL, Kwik Wash and the Partnership merged with and into the Company.

Concurrently with the Kwik Wash Acquisition, the Company also entered into the New Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc., replacing the Company's existing credit facility. The New Credit Facility consists of term loans of $130 million and a revolving credit facility of $70 million. The New Credit Facility was used in part to fund the Kwik Wash Acquisition and will provide financing to support the Company's acquisition strategy.

                             COINMACH CORPORATION
                              ---------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS (continued)
         ---------------------

LIQUIDITY  AND CAPITAL RESOURCES (continued)
--------------------------------

Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the New Credit Facility could result in an acceleration of the amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the New Credit Facility or the indentures governing the Senior Notes.

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

       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

       None

ITEM 5.  OTHER INFORMATION

      At a regular meeting of the Company's Board of Directors (the "Board") held on November 1, 1996, at which all of the directors of the Company were present, the Board and Coinmach Laundry, as the sole stockholder of the Company, approved (i) the removal of Messrs. James N. Chapman, David A. Donnini and Bruce
V. Rauner as directors on the Board and (ii) the reduction in the size of the Board to three directors consisting of Messrs. Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     10.1 Commitment Letter, dated November 22, 1996, from Bankers Trust Company, First Union Bank of North Carolina and Lehman Commercial Paper Inc., addressed to Coinmach Laundry Corporation

     10.2 Stock Purchase Agreement, dated November 25, 1996, by and among Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee U/D/T February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik Wash Laundries, L.P. and Coinmach Corporation (the "Stock Purchase Agreement")

     10.3 First Amendment to Stock Purchase Agreement, dated as of January 8,
          1997

     27.1 Financial Data Schedule

                              COINMACH CORPORATION
                              --------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (continued)


(b)  Reports on Form 8-K
     -------------------

     The Company filed a report on Form 8-K, dated November 25, 1996, reporting in Item 5 thereof, the execution and delivery of the Kwik Wash Purchase Agreement and the receipt of a commitment for senior financing in connection with the New Credit Facility.

                              COINMACH CORPORATION
                              --------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COINMACH CORPORATION



Date: February 7, 1997           /s/ Robert M. Doyle
                                 ---------------------------------
                                 Robert M. Doyle
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (On behalf of Registrant and as
                                 Principal Financial Officer)