Form 10-K
period 1997-03-28
COINMACH CORP
filed 1997-06-25
CIK 91693

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended March 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________


                        COMMISSION FILE NUMBER 33-49830

                              COINMACH CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                      53-0188589
         (State of incorporation)  (I.R.S. Employer Identification No.)

               55 LUMBER ROAD, ROSLYN, NEW YORK              11576
           (Address of principal executive offices)       (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 484-2300

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                               -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 26, 1997, the registrant had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock").

     No market value can be determined for the Common Stock. See Item 5 of this Form 10-K Report.


================================================================================

                                     PART I


ITEM 1.   BUSINESS.

     Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 28, 1997 and do not give effect to the acquisition of Reliable Holding Corp. (the "Reliable Acquisition"), completed on April 23, 1997, or the amendment to the Company's New Credit Facility (defined herein), completed on June 2, 1997. For a description of such acquisition and amendment to the New Credit Facility, see "Business - General Development of Business - Recent Developments" and "Business - General Development of Business
- Credit Facility."

GENERAL DEVELOPMENT OF BUSINESS

     Coinmach Corporation, a Delaware corporation (the "Company" or the "Registrant"), is a leading national supplier of coin-operated laundry equipment services for multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers (sometimes hereinafter referred to as "machines") in over 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats located throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a construction and laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

     The Company's executive offices are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its executive offices. In September 1996, the Company opened a corporate development office in Charlotte, North Carolina.


SIGNIFICANT ACQUISITIONS

     On April 1, 1996, the Company acquired substantially all of the assets of Allied Laundry Equipment Company, a regional route operator located in St. Louis, Missouri for $15.5 million in cash (the "Allied Acquisition"). The Allied Acquisition adds approximately 24,000 machines to the Company's base and provides the Company with a larger market presence in the Mid-West.

     On January 8, 1997, the Company acquired 100% of the outstanding voting securities of each of KWL, Inc., a Nevada corporation ("KWL"), and Kwik-Wash Laundries, Inc., a Nevada corporation ("Kwik Wash"), for $125 million in cash and a $15 million promissory note (the "Kwik Wash Note") issued by CLC (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Acquisition increases the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enables the Company to provide coin-operated laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas. Upon consummation of the Kwik Wash Acquisition, KWL, Kwik Wash and the Kwik Wash Partnership were merged with and into the Company.

     On March 14, 1997, the Company acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by CLC aggregating $1.2 million (the "Appliance Warehouse Acquisition"). The Appliance Warehouse Acquisition increases the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expands the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. At any time after March 14, 1998, the holders of the AW Notes may convert such notes, subject to terms and conditions therein, into a specified number of shares of CLC's Class A Common Stock, par value $.01 per share (the "CLC Common Stock").

CREDIT FACILITY

     Concurrent with the Kwik Wash Acquisition, the Company entered into a credit agreement (the "Credit Agreement") with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein providing for, among other things, a $130 million term loan facility and a $70 million revolving credit facility (the "New Credit Facility"). The New Credit Facility, which replaced the Company's then existing credit facility, funded the Kwik Wash Acquisition and provides financing to support the Company's acquisition strategy. Effective June 2, 1997, the Credit Agreement was amended to, among other things, increase the term loan facility by $60.0 million, of which $50.0 million was used to repay outstanding revolver borrowings under the New Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - New Credit Facility."

RECENT DEVELOPMENTS

     On April 23, 1997, the Company acquired the route business of Reliable Holding Corp. ("Reliable") through a series of merger transactions for a cash purchase price of approximately $44.0 million funded by revolver borrowings under the New Credit Facility. The Reliable Acquisition provides the Company with a strong foothold into the California market and adds approximately 49,000 machines to the Company's base.

     Effective June 2, 1997, the New Credit Facility was amended to, among other things, increase the term loan facility by $60.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - New Credit Facility."

DESCRIPTION OF THE BUSINESS

OVERVIEW

     The coin-operated laundry equipment services industry provides coin-operated washer and dryer services to individuals living in multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

     The Company's existing customer base for its core business is comprised of landlords, property management companies, and owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers in over 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats located throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Mid-West regions of the United States. Management believes, based on its knowledge of the industry and after giving effect to the Reliable Acquisition, that the Company is the largest supplier of coin-operated laundry equipment services for multi-family housing properties throughout the United States.

     As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has also selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. Through Super Laundry, the Company constructs and finances turnkey laundromat operations, and sells and distributes coin-operated washers, dryers and laundry equipment. With the Kwik Wash Acquisition, the Company now operates 150 retail laundromats throughout Texas and provides laundromat services at all such locations. As a result of the Appliance Warehouse Acquisition, the Company leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. The Company believes that these non-core businesses, although not material to the Company's operations, provide a significant platform for expansion and diversification of the Company's services. See "Business - Description of Business - Super Laundry" and "Business - Description of Business
- Laundromat Operations".

     The Company maintains its executive offices in Roslyn, New York, a corporate development office in Charlotte, North Carolina and regional offices in each of the major regions in which it conducts operating activities, including sales, service and collections. The following table sets forth certain information relating to the Company's regional operations as of March 28, 1997:

                                                   MID-
                                 NORTHEAST       ATLANTIC          SOUTHEAST        SOUTH-CENTRAL       MID-WEST        TOTAL
                               --------------  -------------  -------------------  ----------------  ---------------  ---------
States.......................    NY, NJ, CT      D.C., MD,      VA, WV, NC, SC,      TX, LA, FL,       IL, IA, SD,         31
                                                  PA, DE        GA, KY, AL, TN       AK, MS, OK        NE MO, KS,
                                                                                                       IN, MI, WI,
                                                                                                           OH
Approximate Revenue (in           $  79.6          $29.3         $    25.1            $62.4/5/            $10.5        $206.9
   millions).................
Employees....................         255/1/          81               145/2,3/         657/4/               42         1,180

____________________
1 Includes 36 executive, financial and administrative personnel at the Company's headquarters located in Roslyn, New York.
2 Includes five executive, financial and administrative personnel at the Company's corporate development office located in Charlotte, North Carolina.
3 Includes 24 contract employees employed by the Company through a lease arrangement with an independent employment company in connection with the Appliance Warehouse Acquisition.
4 Includes 280 laundromat attendants in the Company's retail laundromats in Texas.
5 Includes revenue resulting from the Kwik Wash Acquisition for the period subsequent to January 8, 1997.


BUSINESS STRATEGY

     The Company's business strategy is to increase operating cash flow and profitability through a combination of internal expansion and selective acquisitions. Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers, (ii) converting owner-operated facilities to Company-managed facilities; and (iii) implementing selective price increases within the Company's operating regions. The Company's acquisition strategy is to acquire additional local, regional and multi-regional route businesses from independent operators. Management believes that by pursuing its business strategy the Company will be positioned to realize: (i) additional operating leverage and economies of scale associated with expanding its installed base of machines, including without limitation, reduced equipment and parts costs on a per unit basis due to increased purchasing requirements and (ii) reduced operating expenses through consolidation of overhead functions and facilities.

     In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired Coinmach Industries Co., L.P. and Super Laundry Co., L.P. and initiated a strategy of growth through acquisitions. On April 5, 1995, CLC (formerly SAS Acquisitions Inc.) acquired (the "Solon Acquisition") all of the voting capital stock of Solon Automated Services, Inc. ("Solon"). On November 30, 1995, The Coinmach Corporation ("TCC") merged with and into Solon (the "Merger"), whereby Solon was the surviving corporation and changed its name to Coinmach Corporation.

     This acquisition strategy was designed to increase the installed machine base of the Company in its existing operating regions (initially throughout the Northeast region) and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has expanded into the Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States and grown its installed base from approximately 54,000 machines to approximately 337,000 machines as of March 28, 1997. Revenues and EBITDA/1/ have grown from approximately $72.9 million and approximately $13.6 million, respectively, for the twelve months ended March 31, 1995, to approximately $206.9 million and approximately $62.8 million (before deducting non-cash stock based compensation charges), respectively, for the twelve months ended March 28, 1997. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.


     Internal Expansion

     New Locations.  The Company's aggressive sales and marketing efforts focus
     -------------
on two areas of expansion within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. Many large customers require competitive bids for expiring lease contracts. The Company's proprietary, fully-automated management information and control systems (the "Integrated Computer Systems") track information on the lease expirations of its competitors. The Company secures leases with new customers through aggressive bidding for new contracts and its long standing industry reputation for prompt and reliable service, effective data management on competition, and its ability in coordinating and targeting its marketing efforts.

     Conversions.  Management believes, based on industry estimates, that there
     -----------
are approximately 1.0 million machines installed in locations that are managed by owner-operators. Building owners or managers can forgo significant cash outlays by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company aggressively pursues building owners and managers to convert from owner-operated laundry facilities. The Company offers a full range of services

-------------------------
/1/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 28, 1997 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

     Price Increases.  In addition to growing the Company's installed base of
     ---------------
machines, management regularly reviews its pricing policies and procedures under existing leases. Management expects that the Company should realize increases in revenue and cash flow from operations through selective price increases and other pricing procedures in the forthcoming year.

     Management believes that its strategy of growth within its existing operating regions will result in additional economies of scale and operating efficiencies associated with an expanded machine base. Such growth, however, will be dependent upon a number of factors beyond the Company's control, such as the Company's ability to secure new contracts from owner-operators on commercially favorable terms and competitive forces that may reduce the number of opportunities to secure new locations or to effect price increases.

     Selective Acquisitions

     The Company intends to continue to capitalize on opportunities within the fragmented laundry services industry through selective acquisitions of local, regional and multi-regional route businesses. In particular, there are numerous private, family-owned businesses that may lack the financial resources to provide advance rental payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or renewal locations. Consequently, such independent operators, many of which are undergoing generational ownership changes, may represent potential acquisition opportunities for the Company within its operating regions.

     Management believes the Company is well positioned to continue to capitalize on such opportunities for growth and expansion due to its operating efficiencies, its access to capital resources, and senior management's extensive experience and relationships in the industry. The Company evaluates potential acquisitions based on certain criteria, including the size of the business (in terms of revenues and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. The Company considers three types of acquisition candidates: (i) small, local route operators; (ii) regional route operators; and (iii) large, multi-regional route operators.

     Local route operators.  The acquisition of small, local operators
     ---------------------
(businesses operating within one of the Company's existing regions) results in a reduction of the target's existing cost structure through the complete absorption of the machine base into the Company's operations. The Company evaluates opportunities to acquire route businesses from independent operators to further increase operating leverage within its operating regions. In many regions, the Company may be able to acquire routes adjacent to its existing areas of operation without incurring significant incremental operating, collection, security, service and maintenance costs. During the past fiscal year, the Company acquired several local route operators.

     Regional route operators.  The Company's acquisition of regional route
     ------------------------
operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. One such regional acquisition, the Allied Acquisition, was part of the

Company's plan to establish a larger market presence in the Mid-West. See "Business - General Development of Business - Selective Acquisitions."

     Multi-regional route operators.  The acquisition of a large, multi-regional
     ------------------------------
route operator may result in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases may result in reduced per unit capital expenditures. Moreover, as is the case with all types of acquisitions, the Company's Integrated Computer Systems would be utilized to provide further operating efficiencies and related cost savings. On January 8, 1997, the Company completed the Kwik Wash Acquisition. Management expects to integrate substantially all of the operations formerly conducted by the Kwik Wash Partnership into the Company's operations during 1997 and to achieve significant targeted cost savings as a result of such integration. The combination of the Company with the Kwik Wash Partnership for the twelve months ended March 28, 1997, assuming no cost savings, results in combined pro forma revenues of approximately $255.7 million and pro forma EBITDA of approximately $78.8 million (before deducting non-cash stock based compensation charges). See "Business - General Development of Business - Selective Acquisitions." On April 23, 1997, the Company also completed the Reliable Acquisition. See "Business - General Development of Business -Recent Developments."

INDUSTRY

     The coin-operated laundry services industry is fragmented nationally with many small, private and family-owned route businesses continuing to operate throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry is comprised of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million machines installed throughout the United States, approximately 2.5 million of which are managed by independent operators such as the Company and approximately 1.0 million of which are managed by owner-operators. Despite the overall fragmentation of the industry, there are currently three companies including the Company with significant operations in multiple regions throughout the United States. Management believes that its two major multi-regional competitors are strongest in California and Chicago, Illinois. See "Business - Description of Business - Competition."

     The industry is highly capital intensive, and customers require prompt and reliable service. The majority of capital costs are incurred upon procurement of new leases. Such initial costs include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance rental payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements are minimal, since machines operate for many years if serviced properly, and variable costs are paid out of revenues collected from the machines.

     Historically, the industry has been characterized by stable demand and has proven to be resistant to changing market conditions and general economic cycles. Management believes that this is due to the consistent demand for laundry services by building occupants.

     Management believes that the industry's consistent and predictable revenue and cash flow from operations are primarily due to: (i) the long-term nature of location leases; (ii) the stable demand for laundry services; and (iii) minimal ongoing working capital requirements.

DESCRIPTION OF PRINCIPAL OPERATIONS

     The principal aspects of the Company's operations include: (i) location leasing; (ii) service; (iii) remanufacturing; (iv) security; (v) information management; and (vi) sales and marketing.

     Location Leasing

     The Company's leases provide the Company the exclusive right to operate and service the laundry equipment, including repairs and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or manager maintains the premises and provides utilities such as gas, electricity and water.

     In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance rental payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance rental payments. The Company evaluates each lease opportunity through its Integrated Computer Systems, which are designed to achieve certain targeted levels of profitability.

     Management estimates that approximately 90% of its locations are subject to long-term leases with initial terms of three to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and intends to continue to service such customers. Approximately 75% of the Company's leases renew automatically, and the Company has a right of first refusal on termination in approximately 45% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 28, 1997, the Company's leases have an average remaining life to maturity of approximately 40 months (without giving effect to automatic renewals).

     Service

     The Company's employees deliver, install, service and collect from coin-operated washers and dryers in laundry facilities at its leased locations.

     The Company's fleet of 314 radio-equipped service vehicles allows the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 2,200 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, serves to enhance revenue and improve the Company's reputation with its customers.

     In a business that emphasizes prompt and efficient service, management believes that the Company's Integrated Computer Systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These operations coordinate the Company's radio-equipped service vehicles that allow the Company to address customer needs quickly and efficiently.

     Remanufacturing

     The Company's remanufacturing operations provide approximately one-third of its anticipated annual machine installation requirements. The Company rebuilds and reinstalls a portion of its machines at approximately one-third the cost of acquiring new machines, providing significant cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are stripped and added to the Company's inventory of spare parts, generating additional cost savings.

     The Company maintains three regional remanufacturing facilities which provide for consistent machine quality and efficient operations and are strategically located to service each of its operating regions.

     Security

     Management believes that it provides the highest level of security control in the laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures with prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

     Information Management

     Management believes that the Company's Integrated Computer Systems significantly enhance its operating efficiencies, its ability to successfully integrate acquired businesses into its existing operations as well as its sales and marketing efforts. The Integrated Computer Systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. Management is able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

     In addition to coordinating all aspects of the service cycle, the Company's Integrated Computer Systems track contract performance which indicate unreported machine failure or pilferage and provide data to forecast future equipment problems. Data on machine performance are used by the sales staff to forecast revenue by location. The purchasing department tracks bids on the Company's equipment requirements to support an aggressive competitive bidding process.
The Integrated Computer Systems also provide the sales staff with an extensive database essential to the Company's marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

     Sales and Marketing

     The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses to achieve their targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

     The Company's marketing strategy emphasizes service excellence offered by its experienced, highly skilled personnel and its quality equipment that maximizes efficiency and revenue and minimizes machine down-time. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. The Company's sales staff targets potential new and renewal lease locations by utilizing its Integrated Computer Systems' extensive database that provides information on the Company's, as well as its competitors' locations. All sales activity, from sale entries to data on service and installation is recorded and monitored daily on a custom-designed, computerized sales planner.

     No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenues.

LAUNDROMAT OPERATIONS

     In connection with the Kwik Wash Acquisition, the Company acquired 150 retail laundromats located throughout Texas. The operation of the retail laundromats involves leasing store locations in desired geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing such washers and dryers at such locations. The Company is also responsible for maintaining the premises at each laundromat and paying for utilities and related expenses.

SUPER LAUNDRY

     Super Laundry, a wholly-owned subsidiary of the Company, is a construction and laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts. The construction of laundromats and related equipment sales constitute approximately 90% of the revenues of Super Laundry. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

COMPETITION

     The coin-operated laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, there are currently three companies including the Company with significant operations in multiple regions throughout the United States. Management believes that the Company's two major multi-regional competitors, Web

Service Company, Inc. and Macke Laundry Service, L.P., are strongest in California and Chicago, Illinois, respectively. The Company has a minimal presence in Chicago, Illinois and after consummation of the Reliable Acquisition, competes with Web Service Company, Inc. in California.

EMPLOYEES

     As of March 28, 1997, the Company employed 1,180 full time employees (including 24 contract employees employed by the Company through a lease arrangement with an independent employment company in connection with the Appliance Warehouse Acquisition and 280 laundromat attendants in the Company's retail laundromats in Texas). Approximately 140 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

SEASONALITY

     The Company's business is generally not seasonal.


ITEM 2.   PROPERTIES.

     As of March 28, 1997, the Company leases 26 offices throughout its operating regions serving various operational purposes, including sales and service activities, collections and warehousing. The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease terminating April 30, 2001. The Company's Roslyn facility is used for general corporate purposes, as well as for remanufacturing and warehouse space for the Northeast operating region. The Company has an option to purchase the Roslyn facility, which it presently does not intend to exercise. The Company also maintains a facility in Charlotte, North Carolina as its corporate development office, leasing approximately 3,000 square feet pursuant to a five year lease.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company and its predecessors have been named as defendants in a number of legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, management believes that any such liabilities, individually or in the aggregate, will not have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     MARKET INFORMATION

     There currently exists no established public trading market for the Common Stock, all of which is held beneficially and of record by CLC.

     HOLDERS

     As of March 28, 1997, there was one holder of record of the Common Stock.

     DIVIDENDS

     The Company has not paid any dividends on the Common Stock during the past fiscal year and does not intend to pay dividends on the Common Stock in the foreseeable future.

     Dividend payments by the Company are subject to restrictions contained in certain of its outstanding debt and financing agreements relating to the payment of cash dividends on its Common Stock, and the Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends or certain other distributions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following table presents summary historical consolidated financial information of the Company. Such table includes the combined and consolidated financial information for the year ended March 28, 1997 ("1997 Fiscal Year"), for the six month transition period ended March 29, 1996, the period from April 5, 1995 to September 29, 1995 and the consolidated financial information for the period from October 1, 1994 to April 4, 1995, and for each of the fiscal years ended the Friday closest to September 30, 1994, 1993 and 1992. All financial data therein are in thousands. The financial data set forth below should be read in conjunction with the Company's audited historical combined and consolidated financial statements and the related notes thereto included in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                                    Successor /1/                               Predecessor /1/
                                       -----------------------------------------     ---------------------------------------------

                                                          SIX MONTH                                         YEAR ENDED
                                                         TRANSITION     APRIL 5,     OCTOBER   -----------------------------------
                                                           PERIOD        1995        1, 1994
                                                           ENDED           TO           TO                               OCTOBER
                                         YEAR ENDED      MARCH 29,     SEPTEMBER     APRIL 4,    SEPTEMBER   OCTOBER        2,
                                       MARCH 28, 1997       1996       29, 1995       1995       30, 1994    1, 1993     1992/2/
                                       ---------------      ----       --------       ----       --------       ----     ----
STATEMENT OF OPERATIONS DATA:
Revenues.............................        $ 206,852      $ 89,070     $ 89,719      $52,207    $104,553   $104,888     $104,311
Laundry operating expenses...........          139,446        60,536       62,905       33,165      66,418     67,420       67,138
General and administrative expenses..            4,520         2,024        2,458        1,539       2,839      2,576        3,125
Depreciation and amortization........           46,316        18,212       18,423       10,304      21,347     21,002       20,745
Stock based compensation charge......            1,768            --           --           --          --         --           --
Restructuring expenses...............               --            --        2,200           --          --         --           --
                                             ---------      --------     --------      -------    --------   --------     --------

Operating income.....................           14,802         8,298        3,733        7,199      13,949     13,890       13,303
Interest expense.....................           27,417        11,830       11,541        8,928      18,105     17,453       15,857
Income taxes (benefits)..............           (2,307)         (998)      (1,862)          50       2,762       (768)        (416)
                                             ---------      --------     --------      -------    --------   --------     --------
Loss before extraordinary item.......          (10,308)       (2,534)      (5,946)      (1,779)     (6,918)    (2,795)      (2,138)
Extraordinary loss (net of tax)/3/...             (296)       (8,925)          --         (848)         --         --         (833)
                                             ---------      --------     --------      -------    --------   --------     --------
Net loss.............................        $ (10,604)     $(11,459)    $ (5,946)     $(2,627)   $ (6,918)  $ (2,795)    $ (2,971)
                                             =========      ========     ========      =======    ========   ========     ========

BALANCE SHEET DATA (AT END OF
 PERIOD):
Property and equipment, net..........        $ 112,116      $ 82,699     $ 80,706           --    $ 48,727   $ 50,593     $ 50,679
Total assets.........................          467,550       248,167      239,943           --     143,589    150,402      155,827
Total debt...........................          351,710       202,765      176,415           --     128,487    128,299      128,737
Stockholders' equity (deficit).......           11,973        (2,148)      13,783           --      (8,721)    (1,636)       1,004

FINANCIAL INFORMATION AND OTHER DATA:
Cash flow from operating activities..        $  34,305      $ 12,100     $ 12,639      $10,216    $ 17,914   $ 16,547     $ 11,842
Cash flow used for investing                  (196,698)      (14,162)     (13,114)      (6,537)    (16,763)   (18,500)     (16,168)
 activities..........................
Cash flow from (used for) financing            152,780        12,503       (1,017)      (1,068)       (270)      (636)      10,272
 activities..........................
EBITDA/4/............................           62,886        26,510       24,356       17,503      35,296     34,892       34,048
Capital expenditures/5/..............           41,588        14,219       13,119        6,944      16,779     18,556       16,563

____________________

1 On November 30, 1995, Solon completed the Merger with TCC, which transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group control over both entities, the term "Successor" will refer to such common control periods; that is, the period in time after the Solon Acquisition, and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. The term "Predecessor" refers to the period in time prior to the Solon Acquisition. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor. Historical financial data for Solon (for periods prior to April 5, 1995) are contained in the financial statements and related notes thereto presented elsewhere in this Form 10-K.

2 Fiscal year 1992 was a 53-week year. All other fiscal years were 52-week years.

3 Represents extraordinary loss on the early extinguishment of debt on February 14, 1997 and November 30, 1995, on the change in control in the Solon Acquisition on April 5, 1995, and on the early extinguishment of debt in 1992.

4 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 28, 1997 is before the deduction for the stock based compensation charges, and EBITDA for the period ending September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

5 Capital expenditures include additions to property and equipment and advance rental payments to location owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Business and Sources of Revenue

     The Company is principally engaged in the business of supplying coin-operated laundry equipment services to multi-family housing properties. Prior to giving effect to the Reliable Acquisition, the Company owns and operates approximately 337,000 coin-operated washers and dryers in approximately 30,000 multi-family housing properties on routes located in 30 states and the District of Columbia and in 150 retail laundromats throughout Texas. The Company's routes are located throughout the Northeast, Mid-Atlantic, Southeast, South-Central and Midwest regions of the United States. The Company, through Super Laundry, its wholly-owned subsidiary, is also a construction and laundromat equipment distribution company.

     The Company's most significant revenue source is derived from its route business. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings, typically on a long-term, renewable basis. In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the cost of servicing and collections in the route business, including, payroll, parts, vehicles and other related items, the cost of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats acquired in the Kwik Wash Acquisition.

     In addition to commission payments, many of the Company's leases require the Company to make advance rental payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

     Other revenue sources for the Company include (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties; (ii) operating, maintaining and servicing retail laundromats; and
(iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts.

     Certain Other Transactions

     On January 31, 1995, in connection with the acquisition of Coinmach Industries Co., L.P. and Super Laundry Co., L.P., certain asset values, primarily contract rights and fixed assets, were recorded at their then fair market value, adjusted to reflect a pro rata allocation of the excess of fair market value of net assets acquired, based on an independent appraisal, over the purchase price.

     In connection with a series of refinancing transactions on November 30, 1995, the Company issued approximately $196.7 million of Senior Notes (as hereinafter defined) which enabled the Company to, among other things, extend the maturity of its debt obligations, retire the remaining debt of TCC and provide additional working capital.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the combined and consolidated financial statements and related notes thereto included in Item 8 and the Selected Historical Consolidated Financial Data included in Item 6 of this Form 10-K.

FISCAL YEAR ENDED MARCH 28, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 29, 1996

     The discussion below should be read in conjunction with the following table, which combines the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 and the combined periods to be referred to as the prior fiscal year (in thousands):

                                                                         SIX MONTH
                                                                        TRANSITION             PERIOD
                                                        YEAR ENDED      PERIOD ENDED       APRIL 5, 1995 TO
                                                    MARCH 28, 1997    MARCH 29, 1996    SEPTEMBER 29, 1995    COMBINED
                                                    --------------    ----------------  -------------------   ---------

Revenues..........................................         $206,852          $ 89,070           $89,719       $178,789
Laundry operating expenses........................          139,446            60,536            62,905        123,441
General and administrative expenses...............            4,520             2,024             2,458          4,482
Depreciation and amortization.....................           46,316            18,212            18,423         36,635
Stock based compensation charge...................            1,768               --                --             --
Restructuring expenses............................              --                --              2,200          2,200
                                                           --------          --------           -------       --------
Operating income (loss)...........................           14,802             8,298             3,733         12,031
Interest expense, net.............................           27,417            11,830            11,541         23,371
                                                           --------          --------           -------       --------
Loss before extraordinary items and income taxes..          (12,615)           (3,532)           (7,808)       (11,340)

Income tax (benefit) expense......................           (2,307)             (998)           (1,862)        (2,860)
                                                           --------          --------           -------       --------

Loss before extraordinary items...................          (10,308)           (2,534)           (5,946)        (8,480)

Extraordinary items, net of tax...................             (296)           (8,925)              --          (8,925)
                                                           --------          --------           -------       --------

Net loss..........................................         $(10,604)         $(11,459)          $(5,946)      $(17,405)
                                                           ========          ========           =======       ========

     Revenues increased by approximately 16% for the 1997 Fiscal Year as compared to the prior fiscal year. The improvement in revenues was primarily attributable to increased route revenues resulting from internal expansion, the Allied Acquisition, the Kwik Wash Acquisition and an increase in revenues from Super Laundry. During the 1997 Fiscal Year, the Company's installed base increased by approximately 7,500 machines from internal growth due primarily to the elimination of capital constraints existing at Solon prior to the Merger, as compared to a reduction of approximately 750 machines during the twelve months ended March 29, 1996.

     Laundry operating expenses increased by approximately 13% for the 1997 Fiscal Year, as compared to the prior fiscal year. The increase was due primarily to the Allied Acquisition and the Kwik Wash Acquisition as well as an increase in the cost of sales related to Super Laundry's increased sales volume. Such increase in laundry operating expenses was offset by the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions.

     General and administrative expenses increased slightly for the 1997 Fiscal Year as compared to the prior fiscal year. The increase for the period was due to expenses associated with (i) the implementation of the Company's acquisition strategy, including legal and financial due diligence investigations of potential targets and related costs, (ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development, refinement and integration. This increase includes a reduction of certain expenses resulting from the consolidation of the Company's corporate staff into its existing facility in Roslyn, New York on September 29, 1995.

     Depreciation and amortization increased by approximately 27% for the 1997 Fiscal Year, as compared to the prior fiscal year, due primarily to the Allied Acquisition and the Kwik Wash Acquisition, as well as an increase in capital expenditures for the installed base of machines resulting from the elimination of capital constraints existing at Solon prior to the Merger. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $26.8 million in non-cash purchase accounting related depreciation and amortization charges for the 1997 Fiscal Year as compared to $23.6 million for the prior fiscal year.

     The Company incurred restructuring costs of approximately $2.2 million during the twelve months ended March 29, 1996 to cover severance obligations to certain personnel, costs to relocate certain corporate functions to Roslyn, New York, systems integration costs, and expenses related to the consolidation of certain of its regional offices, in each case, as a result of the Solon Acquisition and the Merger.

     The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February, 1997 and the termination of the then existing revolving credit facility. The extraordinary items for the six month period ending March 29, 1996 consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in November 1995.

     Prior to the Offering, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. The Company recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock. In addition, approximately $83,000 of receivables relating to loans to management in connection with prior purchases of CLC' common stock were forgiven and have been recorded as a stock-based compensation charge.

     CLC also granted options to management and certain other individuals to purchase shares of CLC Common Stock at a 15% discount to the initial offering price of the CLC Common Stock. With respect to such options granted to its employees, CLC will record such discount as a stock-based compensation charge over the applicable four year vesting period. During the 1997 Fiscal Year, CLC recorded a stock-based compensation charge of approximately $798,000 relating to such options.

     The Company's operating income margin, approximately 7% of revenues for the 1997 Fiscal Year, was equal to that for the twelve month's ended March 29, 1996.

     Interest expense, net, increased by approximately 17% for the 1997 Fiscal Year as compared to the prior year due primarily to the Company's refinancing in November 1995 as well as entering into the Credit Agreement in January 1997. Partially offsetting this increase in interest expense was the decrease in the effective interest rate applied against outstanding borrowings as the result of such refinancing, as well as interest income earned on excess cash balances generated from operations.

     EBITDA/2/ was approximately $62.9 million (before deduction for stock-based compensation charges) for the 1997 Fiscal Year as compared to approximately $50.9 million (before deduction for restructuring costs) for the prior fiscal year, representing an improvement of approximately 24%. EBITDA margins improved to approximately 30% of revenues for the current year compared to approximately 28% of revenues for the prior year.


SIX MONTH TRANSITION PERIOD ENDED MARCH 29, 1996 COMPARED TO THE PERIOD OCTOBER 1, 1994 TO APRIL 4, 1995

     Prior to the merger of Solon and TCC, Solon's fiscal year was the fifty-two or fifty-three week period ended on the Friday nearest September 30. Effective upon the Merger, the Company changed its fiscal year end to the Friday nearest to March 31.




-----------------------------
/2/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.
However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     The discussion below should be read in conjunction with the following table which combines the operating results of Solon and TCC for the period October 1, 1994 to April 4, 1995 (the predecessor period) (in thousands). The operating results of TCC are reflected in order to present comparable data.


                                                                         PERIOD FROM OCTOBER 1, 1994 TO APRIL 4,
                                                                                          1995
                                                       SIX MONTH    ---------------------------------------------
                                                   TRANSITION PERIOD               (PREDECESSOR)/1,2/
                                                         ENDED
                                                    MARCH 29, 1996
                                                    (SUCCESSOR)/1/         TCC           SOLON         COMBINED
                                                   -----------------   ------------   ------------   ------------

Revenues.........................................           $ 89,070        $35,789        $52,207        $87,996
Laundry operating expenses.......................             60,536         28,253         33,165         61,418
General and administrative expenses..............              2,024          1,345          1,539          2,884
Depreciation and amortization....................             18,212          6,009         10,304         16,313
                                                            --------        -------        -------        -------

Operating income.................................              8,298            182          7,199          7,381
Interest expense, net............................             11,830          2,464          8,928         11,392
Other expense....................................                  -          1,341              -          1,341
                                                            --------        -------        -------        -------
Loss before extraordinary item and income taxes..             (3,532)        (3,623)        (1,729)        (5,352)

Income tax (benefit) expense.....................               (998)             4             50             54
                                                            --------        -------        -------        -------

Loss before extraordinary item...................             (2,534)        (3,627)        (1,779)        (5,406)

Extraordinary item, net of tax...................             (8,925)             -           (848)          (848)
                                                            --------        -------        -------        -------

Net loss.........................................           $(11,459)       $(3,627)       $(2,627)       $(6,254)
                                                            ========        =======        =======        =======

____________________

1 The term "Predecessor" refers to the period in time prior to the Solon
  Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor.

2 Certain reclassifications have been made to conform to the 1996 presentation.


     Revenues for the six month transition period ended March 29, 1996 were approximately 1.2% higher than combined revenues for the prior period. The improvement in revenues consisted primarily of increased revenues from Super Laundry of approximately $2.5 million. Such improvement was partially offset by a decrease of approximately $1.4 million in revenues from the route business. The average machine base for the six month transition period ended March 29, 1996 was approximately 1.4% lower than the prior period primarily as the result of constraints on available capital prior to the Merger. From September 30, 1995, through March 29, 1996, the Company successfully implemented a program to maintain its base of installed machines and eliminate any additional erosion. The effect of the decreased number of machines was partially offset by increased revenue per machine from price increases.

     Laundry operating expenses decreased by approximately 1.4% primarily as the result of decreased expenses of approximately $0.8 million related to implementation of cost savings programs in the Company's field operations and a decrease in commission expense of approximately 2.3%. These decreases were partially offset by an increase in the cost of sales related to the increased volume of Super Laundry.

     General and administrative expenses decreased by approximately $.9 million, or 29.8%, primarily due to the consolidation of corporate staff by closing Solon's Philadelphia, Pennsylvania office and combining its operations into the Company's existing facility in Roslyn, New York on September 29, 1995.

     Depreciation and amortization increased by approximately $1.9 million or 11.6% due primarily to purchase accounting adjustments resulting from the Solon Acquisition.

     Interest expense, net, increased by approximately 3.8%. Approximately $1.8 million of such increase was due primarily to the increased debt level that resulted from the Company's refinancing in November 1995. Offsetting this increase is approximately $0.8 million due to the decrease in the effective interest rate as the result of such refinancing. The increased debt resulted in an excess cash balance, which was contemplated to be used for working capital purposes and for future acquisition opportunities.

     The extraordinary item for the six month transition period ending March 29, 1996, consisted of costs related to the extinguishment of debt in connection with the Company's refinancing in late 1995. The extraordinary item for the period ended April 4, 1995, consisted of costs related to the change in control in connection with the Solon Acquisition.


PERIOD APRIL 4, 1995 TO SEPTEMBER 29, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1994

     The discussion below should be read in conjunction with the following table which combines the Predecessor period for the six months ended September 30, 1994 (in thousands):

                                       PERIOD APRIL 5, 1995         SIX MONTHS ENDED
                                                TO
                                        SEPTEMBER 29, 1995         SEPTEMBER 30, 1994
                                     ---------------------    ----------------------------
                                          (SUCCESSOR)/1/          (PREDECESSOR)/1,//2/
                                                                TCC      SOLON    COMBINED
                                                              --------  --------  ---------
Revenues.............................       $89,719           $37,154   $51,577    $88,731
Laundry operating expenses...........        62,905            28,576    32,337     60,913
General and administrative expenses..         2,458             1,123     1,444      2,567
Depreciation and amortization........        18,423             7,576    10,966     18,542
Restructuring costs..................         2,200               --        --         --
                                            -------           -------   -------   --------
Operating income (loss)..............         3,733              (121)    6,830      6,709
Interest expense, net................        11,541             2,214     9,053     11,267
                                            -------           -------   -------    -------
Loss before income taxes.............        (7,808)           (2,335)   (2,223)    (4,558)
Income tax (benefit) expense.........        (1,862)               24     3,208      3,232
                                            -------           -------   -------    -------
Net Loss.............................       $(5,946)          $(2,359)  $(5,431)   $(7,790)
                                            =======           =======   =======    =======

____________________

1 The term "Predecessor" refers to the period in time prior to the Solon Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor.

2 Certain reclassifications have been made to conform to the 1995 presentation.


     Revenues for the period April 5, 1995 to September 29, 1995 were approximately 1.1% higher than combined revenues for the prior period. The improvement in revenues consisted primarily of increased revenues from Super Laundry of approximately $1.3 million. Such improvement was partially offset by a decrease of approximately $0.3 million in revenues from routes, primarily due to a 2.0% decline in the average number of laundry machines on location, due to constraints on capital prior to the Merger. The effect of the decreased number of machines was partially offset by increased revenue per machine of approximately 1.6% primarily due to price increases.

     Laundry operating expenses increased by approximately 3.3%, primarily due to an increase of $1.0 million in the cost of sales related to the increase in Super Laundry revenue. The remaining increase is primarily the result of the method of accounting for installation costs applied in the Successor period. This increase is the result of increased cost of sales related to the increased volume of Super Laundry. In addition, the Company's commission expense decreased by approximately 1.0%.

     General and administrative expenses decreased by approximately $0.1 million, or 4.2% primarily due to a decrease in the corporate staff.

     The Company provided for restructuring costs of approximately $2.2 million to cover severance payments to certain of Solon's management, administrative and regional personnel, costs to relocate Solon's financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems, and costs related to the consolidation of certain of Solon's regional offices.

     Interest expense, net, increased to approximately 2.4% primarily due to an increase in the interest rate on TCC's revolver, which was based on the prime lending rate.


FISCAL YEAR ENDED SEPTEMBER 29, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

     The discussion should be read in conjunction with the following table which combines the Predecessor and Successor periods for fiscal 1995 (in thousands). As previously disclosed, Solon had completed a merger with TCC on November 30, 1995, whereby such transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group control over both entities, the term "Successor" will refer to such common control periods.

                                                      FISCAL YEAR ENDED SEPTEMBER 29, 1995
                                                   -------------------------------------------
                                                      APRIL 5,        OCTOBER 1,                   FISCAL YEAR
                                                       1995 TO          1994 TO                       ENDED
                                                   SEPTEMBER 29,       APRIL 4,                   SEPTEMBER 30,
                                                        1995             1995          TOTAL          1994
                                                   ---------------  ---------------  ---------  -----------------
                                                    SUCCESSOR/1/    PREDECESSOR/1/              PREDECESSOR/1,2/

Revenues.........................................         $89,719          $52,207   $141,926           $104,553

Laundry operating expenses.......................          62,905           33,165     96,070             66,527
Depreciation and amortization....................          18,423           10,304     28,727             21,347
General and administrative expenses..............           2,458            1,539      3,997              2,839
Gain on sale of equipment........................              --               --         --               (109)
Restructuring costs..............................           2,200               --      2,200                 --
                                                          -------          -------   --------           --------

Operating income.................................           3,733            7,199     10,932             13,949

Interest expense, net............................          11,541            8,928     20,469             18,105
                                                          -------          -------   --------           --------

Loss before income taxes and extraordinary item..          (7,808)          (1,729)    (9,537)            (4,156)
Income tax (benefit) expense                               (1,862)              50     (1,812)             2,762
                                                          -------          -------   --------           --------
Loss before extraordinary item...................          (5,946)          (1,779)    (7,725)            (6,918)

Extraordinary item, net of income taxes of $0....              --             (848)      (848)                --
                                                          -------          -------   --------           --------

Net loss.........................................         $(5,946)         $(2,627)  $ (8,573)          $ (6,918)
                                                          =======          =======   ========           ========

____________________

1 The term "Predecessor" refers to the period in time prior to the Solon Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor.

2  Certain reclassifications have been made to conform to the 1995 presentation.


     Excluding revenues of TCC of approximately $38.5 million for the Successor period, revenues of approximately $103.4 million for fiscal 1995 were approximately $1.1 million or 1.1% lower than revenues for fiscal 1994. A favorable change of approximately $1.8 million in revenues resulting from increases in revenue per machine was offset by approximately $2.9 million in losses caused by a decline in the average number of laundry machines on location primarily due to the lack of available capital prior to the Refinancing Plan. Revenue per machine rose slightly primarily because of price increases and improved occupancy levels in the Southeast and South-Central regions.

     Excluding laundry operating expenses of TCC of approximately $29.8 million for the Successor period, laundry operating expenses of approximately $66.3 million for fiscal 1995 were approximately $0.2 million or 0.3% lower than laundry operating expenses for fiscal 1994. Commission expense decreased by approximately $1.0 million due to lower revenues and a reduction in the average commission rate from approximately 44.7% of revenue during fiscal 1994 to approximately 44.1% of revenues during fiscal 1995. The decrease in the commissions rate was primarily attributable to the Company's ongoing commission control programs and a shift away from higher commission locations primarily in the Washington, D.C. Metropolitan area. Laundry operating expenses other than commissions expense rose by approximately $0.8 million in fiscal 1995 compared to fiscal 1994 primarily due to inflationary increases.

     Excluding depreciation and amortization expense of TCC of approximately $5.5 million for the Successor period, depreciation and amortization expense increased by approximately $1.9 million or 8.6% for fiscal 1995, as compared to the prior year due primarily to purchase accounting adjustments resulting from the Solon Acquisition.

     Excluding general and administrative expenses of TCC of approximately $0.9 million for the Successor period, general and administrative expenses of approximately $3.1 million for fiscal 1995 were approximately $0.3 million or 10.7% higher than such expenses for fiscal 1994. For fiscal 1995, general and administrative expenses include a charge of approximately $0.3 million for the cost of a severance agreement with the former chief executive officer of Solon.

     The Company provided for restructuring costs of approximately $2.2 million to cover severance payments to certain of Solon's management, administrative and regional personnel, costs to relocate Solon's financial and administrative functions to Roslyn, New York, costs to integrate certain financial and operating systems of Solon and TCC, and costs related to the consolidation of certain of Solon's regional offices.

     Excluding interest expense of TCC of approximately $2.7 million for the Successor period, interest expense for fiscal 1995 decreased by approximately $0.3 million or 1.7% as compared to the prior year, primarily due to an increase in interest income, and to a lesser extent, a decrease in interest caused by a repurchase and retirement of $1.0 million of the Old Senior Notes in November 1994.

     The Company's income tax benefit was approximately $1.8 million in fiscal 1995 compared to a tax provision of approximately $2.8 million for fiscal 1994. As further discussed in the consolidated financial statements, the tax provision for fiscal 1994 included a $3.7 million charge to establish a valuation allowance for previously recorded deferred tax assets. The deferred tax asset of $2.0 million recorded in the Successor period does not reflect a valuation allowance because the loss can be utilized against the deferred tax liabilities in the carryforward periods. In addition to this benefit, the Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences.

     The Company incurred costs aggregating approximately $0.8 million in connection with the Solon Acquisition, including a total of $0.4 million in lump sum payments made to fourteen management employees pursuant to certain contractual arrangements relating to the acquisition. The total costs have been reflected as an extraordinary item in the financial statements.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective March 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting treatment for long-lived assets that are expected to be disposed of. The effect of the Company's adoption of FAS 121 did not have an effect on the Company's results of operations or financial condition for the 1997 Fiscal Year.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has elected to account for stock-based compensation awards pursuant to the provisions of Accounting Principles Board Opinion No. 25, as permitted by FAS 123.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. At March 28, 1997, the Company had outstanding long-term debt (excluding advances from CLC) of approximately $329.3 million and stockholders' equity of approximately $12.0 million.

  FINANCING ACTIVITIES

     Senior Notes

     In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture, between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) (as amended, the "Indenture") in an aggregate principal amount of $196,655,000. On March 28, 1996, the Company consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Series B 11 3/4% Senior Notes due 2005 (the "Senior Notes").

     The Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of the Company and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

     The Indenture contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company or its subsidiaries, the purchase, redemption or other acquisition of any capital stock of the Company, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the Indenture) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on sale and leaseback transactions; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of the assets of the Company.

     The events of default under the Indenture include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Senior Notes may declare all unpaid principal and accrued interest on all of the Senior Notes to be immediately due and payable.

     Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require that the Company purchase all or a portion of such holder's Senior Notes pursuant to the offer described in the Indenture, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     Redemption of 12 3/4% Senior Notes due 2001

     On February 18, 1997, the Company redeemed its outstanding 12 3/4% Senior Notes due 2001 at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18, 1997, in an aggregate amount of approximately $5.4 million.

     New Credit Facility

     On January 8, 1997, the Company entered into the Credit Agreement with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and other lending institutions named therein (collectively, the "Banks"), which provides for the New Credit Facility. The New Credit Facility replaced the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997, and prior to any principal installment payments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30.0 million, payable quarterly commencing March 1997, and a Tranche B term loan in the amount of $160.0 million, payable semi-annually commencing June 1997. The New Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

     At March 28, 1997, $130 million was outstanding under the Credit Agreement. Effective June 2, 1997, the Credit Agreement was amended to, among other things, increase the Tranche B portion of the term loan facility to $160.0 million.

     Subject to the terms and conditions of the Credit Agreement, the Company may, at its option, convert Base Rate Loans (as defined in the Credit Agreement) into Eurodollar Loans (as defined in the Credit Agreement). Interest on the Company's borrowings under the Credit Agreement is payable at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Credit Agreement).

     Indebtedness under the Credit Agreement is secured by all of the Company's real and personal property. CLC has guaranteed the indebtedness under the Credit Agreement and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

     The Credit Agreement contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness;
(ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of CLC or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of CLC or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness;
(iv) Investments (as defined in the Credit Agreement); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries;
(x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Credit Agreement also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

     The Credit Agreement contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Credit Agreement when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Credit Agreement or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of certain of the Company's representations or warranties under the Credit Agreement; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

OPERATING ACTIVITIES

     The Company's level of indebtedness will have several important effects on its future operations including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (ii) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general could be limited.

     The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1997 Fiscal Year were approximately $213.0 million (including approximately $16.2 million of promissory notes, consisting of the Kwik Wash Note and the

AW Notes). Of such amount, the Company spent approximately $171.5 million (including approximately $16.2 million of promissory notes, consisting of the Kwik Wash Note and the AW Notes) in acquisition and related transaction costs, including the Kwik Wash Acquisition and the Allied Acquisition, and approximately $12.4 million related to a net increase in the installed base of machines. The balance was used to maintain the existing base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $38.0 million for the twelve months ending March 31, 1998. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. The Company is required to make monthly cash interest payments pursuant to the Credit Agreement and semi-annual cash interest payments on the Senior Notes.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility, the Kwik Wash Note and the AW Notes and to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the Indenture or in the Credit Agreement could result in an acceleration of all amounts due under the Senior Notes and the New Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Credit Agreement or the Indenture.


CERTAIN ACCOUNTING TREATMENT

     The Company's depreciation and amortization expenses, aggregating approximately $46.3 million for the 1997 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

INFLATION AND SEASONALITY

     In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

FORWARD LOOKING STATEMENTS

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-34 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported on the Company's Current Report on Form 8-K, dated June 2, 1995, the Board of the Directors of the Company appointed Ernst & Young LLP to succeed Arthur Andersen LLP as the Company's principal independent accountants effective May 30, 1995.

     There has not been any disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure in the last two fiscal years.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     DIRECTORS

     The Directors of the Company are listed on the table below which is followed by descriptions of all positions and offices held by such persons with the Company, the periods during which they have served as such and certain other information. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or Executive Officer of the Company. The information set forth below concerning the Directors has been furnished by such Directors of the Company.


        Name                         Title                 Age
        ----                         -----                 ---

Stephen R. Kerrigan..  Chairman of the Board and Director   43

Mitchell Blatt.......  Director                             45

Robert M. Doyle......  Director                             40

          At a regular meeting of the Board held on November 1, 1996, the Board unanimously resolved, subject to obtaining shareholder approval of CLC, to reconstitute the Board so that the number of directors constituting the Board would be three, consisting initially of Messrs. Kerrigan, Blatt and Doyle. Effective November 4, 1996, upon obtaining the approval of CLC, Messrs. James N. Chapman, David A. Donnini and Bruce V. Rauner were removed from the Board, and Mr. Doyle was appointed to the Board. Each of Messrs. Chapman, Donnini and Rauner are presently members of the board of directors of CLC.

          Effective as of July 23, 1996, that certain stockholders' agreement, dated July 26, 1995, as amended and restated as of November 30, 1995, which provided, among other things, for the composition of the Board and of the board of directors of CLC, was terminated.

          Mr. Kerrigan has been Chief Executive Officer of CLC since April 1996 and of the Company since November 1995. Mr. Kerrigan was President and Treasurer of Solon Automated Services, Inc. ("Solon") and CLC from April 1995 until April 1996, and Chief Executive Officer of TCC from January 1995 until November 1995./3/ Mr. Kerrigan has been a director and Chairman of the Board of CLC since April 1995 and of the Company since November 1995. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P. from 1987 until 1994. Mr. Kerrigan was an executive officer of CIC I Acquisition Corp. ("CIC"), which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993.

--------------------------

/3/ On November 30, 1995, TCC merged with and into Solon (the "Merger") and entered into a series of refinancing transactions, whereupon the surviving corporation changed its name to "Coinmach Corporation."

  Mr. Blatt has been President and Chief Operating Officer of CLC since April 1996 and of the Company since November 1995. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt has been a director of CLC and the Company since November 1995. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from January 1988 to February 1994. Mr. Blatt was an executive officer of CIC, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993.

  Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of CLC since April 1996 and the Company since November 1995. Mr. Doyle has been a director of the Company since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined the Company's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller. Mr. Doyle was an executive officer of CIC, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993.

  EXECUTIVE OFFICERS

  The Executive Officers of the Company are listed on the table below which is followed by descriptions of all positions and offices held by such persons with the Company and the periods during which they have served as such and other information. The term of office of each Executive Officer continues until the election of Executive Officers to be held at the next Annual Meeting of Directors or until his successor has been elected. There is no family relationship between any Executive Officer and any other Executive Officer or Director of the Company.

        Name                          Title                  Age
        ----                          -----                  ---

Stephen R. Kerrigan..  Chairman of the Board and Chief
                       Executive Officer                      43

Mitchell Blatt.......  President, Chief Operating Officer     45

Robert M. Doyle......  Chief Financial Officer, Senior
                       Vice President, Treasurer, Secretary   40

John E. Denson.......  Senior Vice President                  59

Michael E. Stanky....  Senior Vice President                  45

R. Daniel Osborne....  Area Vice President                    41

David A. Siegel......  Area Vice President                    39


For information regarding Messrs. Kerrigan, Blatt and Doyle, see "-- Directors" above.

  Mr. Denson has been Senior Vice President of CLC since April 1996 and of the Company since November 1995. Mr. Denson was Senior Vice President, Finance of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

  Mr. Stanky has been Senior Vice President of CLC since April 1996 and of the Company since November 1995. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon's South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

  Mr. Osborne has been Area Vice President of CLC since April 1996 and of the Company since November 1995. Mr. Osborne served Solon in various capacities from 1987 to November 1995. In July 1995, Mr. Osborne was promoted to Area Vice President of the Company responsible for the Company's Southeast region.

  Mr. Siegel has been Area Vice President of CLC since April 1996 and of the Company since November 1995. Mr. Siegel served Solon in various capacities since 1985, and in August 1995 was promoted to Area Vice President of the Company responsible for the Company's Mid-Atlantic region.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered in all capacities for the fiscal years ended March 31, 1995, March 29, 1996 and March 28, 1997. In connection with the Merger, Solon and Coinmach Industries Co., L.P., predecessors of the Company, changed their fiscal years from September 30, 1995 and December 31, 1995, respectively, to the last Friday in March 1996. Accordingly, (i) fiscal years prior to March 28, 1997 have been restated to conform such periods to fiscal years ending the last Friday in March, and (ii) compensation for the Named Executive Officers has been adjusted to reflect the amount of compensation awarded to, earned by or paid in each of the fiscal periods shown.

                                                        ANNUAL COMPENSATION
                                ------------------------------------------------------------------

                                                                      SECURITIES
                                                      OTHER ANNUAL   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL       FISCAL   SALARY    BONUS    COMPENSATION      OPTIONS        COMPEN-
 OCCUPATION              YEAR      ($)       ($)          ($)            (#)        SATION/1/
--------------------   -------- --------- --------  --------------- ------------- ----------------
Stephen R. Kerrigan        1997  330,841   400,000       40,385/2/      308,098/3/     60,839/4/
Chief Executive            1996  290,000    91,250        __              __           13,024/5/
 Officer                   1995  200,763        --        __              __           14,898/5/

Mitchell Blatt             1997  238,942   112,000        __            100,000        61,548/6/
President, Chief           1996  215,000    91,250        __              __           22,849/7/
 Operating Officer         1995  197,497        --        __              __           20,942/7/

Robert M. Doyle            1997  149,997    62,500        __             71,890        17,825/8/
Chief Financial            1996  110,577    25,000        __              __            2,338/9/
 Officer                   1995   84,281        --        __              __            3,238/9/

John E. Denson             1997  125,859    25,000        __             28,756         2,327/10/
Senior Vice President      1996  125,300        --        __              __            2,233/11/
                           1995  124,900    35,295        __              __           67,752/11,12/

Michael E. Stanky          1997  150,500    37,500        __            153,521         5,462/13/
Senior Vice President      1996  141,425        --        __              __            1,253/14/
                           1995  127,373    53,628        __              __           65,183/14,15/

___________________

/1/ The Company has not previously offered and presently does not have a long term incentive program. The Company does not presently intend to offer any such program to its executive officers or other employees.
/2/  Represents reimbursement of certain out-of-pocket relocation expenses.
/3/  Options are held by MCS, a corporation controlled by Mr. Kerrigan.
/4/ Includes $45,109 in forgiven indebtedness; $5,938 in imputed interest, calculated at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Kerrigan; $4,554 in automobile allowances; $2,424 in club membership fees; $1,875 in contributions to the Company Profit Sharing Plan; and $939 in life insurance premiums paid for Mr. Kerrigan.
/5/ Includes club membership fees for fiscal years 1996 and 1995 of $4,600 each year; expense allowances for fiscal years 1996 and 1995 of $3,596 and $5,472, respectively; automobile allowances for fiscal years 1996 and 1995 of $2,688 and $2,688, respectively; and contribution by TCC to the Company Profit Sharing Plan for fiscal years 1996 and 1995 of $2,140 and $2,138, respectively.
/6/ Includes $45,109 in forgiven indebtedness; $4,231 in automobile allowances; $9,600 in club membership fees; $1,875 in contributions to the Company Profit Sharing Plan; and $733 in life insurance premiums paid for Mr. Blatt.
/7/ Includes club membership fees for fiscal years 1996 and 1995 of $10,000 each year; expense allowances for fiscal years 1996 and 1995 of $7,310 and $7,779, respectively; automobile allowances for fiscal years 1996 and 1995 of $3,417 and $1,025, respectively; and contribution by TCC to the Company Profit Sharing Plan for fiscal years 1996 and 1995 of $2,122 and $2,138, respectively.
/8/ Includes $13,703 in forgiven indebtedness; $1,762 in automobile allowances; $1,875 in contributions to the Company Profit Sharing Plan; and $485 in life insurance premiums paid for Mr. Doyle.
/9/ Includes automobile allowances for fiscal years 1996 and 1995, of $1,004 and $2,169 respectively; and contributions by TCC to the Company Profit Sharing Plan for fiscal years 1996 and 1995 of $1,334 and $1,069, respectively.
/10/ Includes $104 in imputed interest, calculated at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Denson; $233 in automobile allowances; and $1,149 in contributions to the Company Profit Sharing Plan.
/11/ Includes automobile allowances for fiscal years 1996 and 1995, of $1,150 and $3,085, respectively; and contributions by Solon to the Solon Retirement Savings Plan for fiscal years 1996 and 1995 of $1,083 and $2,167, respectively.
/12/ Includes a $62,500 lump sum payment to Mr. Denson on April 6, 1995 due to a change in control of Solon.
/13/ Includes $3,919 in forgiven indebtedness; $355 in automobile allowances;
     and $1,188 in contributions to the Company Profit Sharing Plan.
/14/ Includes contributions by Solon to the Solon Retirement Savings Plan for
     fiscal years 1996 and 1995 of $1,253 and $2,433, respectively.
/15/ Includes a $62,750 lump sum payment to Mr. Stanky on April 6, 1995 due to a change in control of Solon.


EMPLOYMENT CONTRACTS

     EMPLOYMENT AGREEMENTS OF STEPHEN R. KERRIGAN, MITCHELL BLATT AND ROBERT M. DOYLE

     On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Merger, the obligations of TCC under the Senior Management Agreements were assumed by the Company and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements provide for annual base salaries of $225,000, $225,000 and $100,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Board. In 1996, the Board approved increases in annual salaries for each of Messrs. Kerrigan, Blatt and Doyle to $350,000, $250,000 and $150,000, respectively, which, in the case of Messrs. Kerrigan and Blatt, became effective in July 1996. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

     EMPLOYMENT AGREEMENT OF JOHN E. DENSON

     The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provides for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $110,000 or his annual base salary then in effect.

     EMPLOYMENT AGREEMENT OF MICHAEL E. STANKY

     On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky providing for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements.

PROFIT SHARING AND RETIREMENT SAVINGS PLAN

     The Company offers a profit sharing and retirement savings plan (the "Profit Sharing Plan") to all current eligible employees of the Company who have completed one year of service. Pursuant to the Profit Sharing Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($9,500 in 1996). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the Profit Sharing Plan, the Company contributes increasing matching contribution amounts, based upon the number of years of service completed by eligible participants, up to a maximum contribution of 1.5% of an eligible employee's salary (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose). Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service, of the amount contributed to the Profit Sharing Plan by the respective eligible employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the Profit Sharing Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

     The Company made the following matching contributions during its fiscal year ended March 28, 1997 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $1,875; Mr. Doyle $1,875; Mr. Blatt $1,875; Mr. Denson $1,149; and Mr. Stanky $1,188.

COMPENSATION OF DIRECTORS

     Directors receive no cash remuneration for their service as directors, other than reimbursement of reasonable travel and related expenses for attendance at Board meetings. The Company has granted Mr. Chapman, a director of the Company until November 1996, options to purchase 28,756 shares of CLC Common Stock at an exercise price of $11.90 per share, 5,752 of which are currently exercisable and the remainder of which vest in four equal annual installments commencing on the first anniversary of the date of grant. Mr. Chapman has not exercised any options to date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended March 28, 1997, Mr. Kerrigan, Chairman of the Board and Chief Executive Officer of the Company, served on the Compensation Committee of the board of directors of CLC from its formation in September 1996 to November 1996, together with Dr. Arthur B. Laffer and Mr. Stephen G. Cerri, each a member of the board of directors of CLC. At the Board's direction, the Compensation Committee was reconstituted and is presently comprised of Dr. Laffer, Mr. Stephen G. Cerri and Mr. David A. Donnini, a member of the Board until November 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 28, 1997, the Company had 100 shares of Common Stock issued and outstanding, 100% of which was owned by CLC. The information in the following table sets forth, as of May 26, 1997, certain information with respect to the beneficial ownership of CLC Common Stock by (a) each director, (b) each Named Executive Officer of the Company who is a stockholder, (c) each person known to the Company to own beneficially more than 5% of any class of voting stock of CLC, and (d) all directors and Named Executive Officers as a group. No director or executive officer of the Company owns any shares of CLC's Class B non-voting common stock. To the best knowledge of the Company, unless otherwise indicated, the beneficial holders listed below have sole voting and investment power regarding the shares of CLC Common Stock owned by them.

                                AMOUNT AND NATURE OF  PERCENT OF
       BENEFICIAL OWNER         BENEFICIAL OWNERSHIP   CLASS /1/
       ----------------         --------------------  -----------
Golder, Thoma, Cressey,                 4,556,114           45.5%
Rauner, Fund IV, L.P.
6100 Sears Tower
Chicago, IL  60606

MCS Capital, Inc.                         566,010/2/         5.7%
c/o Coinmach Corporation
521 East Morehead, Suite 590
Charlotte, NC  28202

OFFICERS AND DIRECTORS

Stephen R. Kerrigan                       566,010/3/         5.7%

Mitchell Blatt                            416,313/4/         4.2%

Robert M. Doyle                           137,964/5/         1.4%

Michael E. Stanky                          98,284/6/          *

John E. Denson                             11,503/7/          *

Bruce J. Rauner                         4,556,114/8/        45.5%

David A. Donnini                        4,556,114/9/        45.5%

James N. Chapman                           30,386/10/         *

Arthur B. Laffer                           15,000/11/         *

Stephen G. Cerri                           15,000/12/         *

All Officers and Directors              5,846,574/13/       58.4%
as a group (10 persons)

     The Company believes that none of the executive officers and directors of the Company have engaged in securities transactions for which they have failed to file, or failed to file on a timely basis, Forms 4 or 5 with the Securities and Exchange Commission.

___________________

* Percentage of shares beneficially owned does not exceed 1% of CLC Common Stock outstanding.

/1/ Share percentage ownership is rounded to nearest tenth of 1% and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. Shares underlying any option which was exercisable on May 26, 1997 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.
/2/ Includes shares underlying options to purchase an aggregate of 123,241 shares of CLC Common Stock at an exercise price of $11.90 per share, of which 61,622 are currently exercisable and 61,619 become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 184,857 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/3/ The shares are owned beneficially by MCS, a corporation controlled by Mr. Kerrigan. Includes shares underlying options held by MCS to purchase an aggregate of 123,241 shares of CLC Common Stock at an exercise price of $11.90 per share, of which 61,622 are currently exercisable and 61,619 become exercisable within the next 60 days. Does not include shares underlying options held by MCS to purchase an aggregate of 184,857 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/4/ Includes shares underlying options to purchase an aggregate of 20,000 shares of CLC Common Stock at an exercise price of $14.00 per share. Does not include shares underlying options to purchase an aggregate of 80,000 shares of CLC Common Stock at an exercise price of $14.00 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/5/ Includes shares underlying options to purchase an aggregate of 28,756 shares of CLC Common Stock at an exercise price of $11.90 per share, of which 14,378 are currently exercisable and 14,378 become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 43,134 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/6/ Includes shares underlying options to purchase an aggregate of 41,409 shares of CLC Common Stock at an exercise price of $11.90 per share, of which 20,705 are currently exercisable and 20,704 become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 62,112 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days. Also includes shares underlying options to purchase an aggregate of 10,000 shares of CLC Common Stock at an exercise price of $14.00 per share. Does not include shares underlying options to purchase an aggregate of 40,000 shares of CLC Common Stock at an exercise price of $14.00 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/7/ Represents shares underlying options to purchase an aggregate of 11,503 shares of CLC Common Stock at an exercise price of $11.90 per share, of which 5,752 shares are currently exercisable and 5,751 shares become exercisable within the next 60 days. Does not include shares underlying options to purchase an aggregate of 17,253 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/8/ All such shares are held by GTCR, of which GTCR IV, L.P. ("GTCR IV"), is the general partner. Mr. Rauner is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Rauner disclaims beneficial ownership of such shares.
/9/ All such shares are held by GTCR, of which GTCR IV is the general partner. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Donnini disclaims beneficial ownership of such shares.
/10/ Includes shares underlying options to purchase an aggregate of 11,503 shares of CLC Common Stock at an exercise price of $11.90 per share. Does not include shares underlying options to purchase an aggregate of 17,253 shares of CLC Common Stock at an exercise price of $11.90 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/11/ Represents shares underlying options to purchase an aggregate of 15,000 shares of CLC Common Stock at an exercise price of $14.00 per share. Does not include shares underlying options to purchase an aggregate of 45,000 shares of CLC Common Stock at an exercise price of $14.00 per share, which options are not currently exercisable nor become exercisable within the next 60 days.
/12/ Represents shares underlying options to purchase an aggregate of 15,000 shares of CLC Common Stock at an exercise price of $14.00 per share. Does not include shares underlying options to purchase an aggregate of 45,000 shares of CLC Common Stock at an exercise price of $14.00 per share, which options are not currently exercisable nor become exercisable within the next 60 days.

/13/ In calculating the shares beneficially owned by executive officers and directors as a group, (i) 4,556,114 shares of CLC Common Stock owned by GTCR and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini, and (ii) 566,010 shares of CLC Common Stock owned by MCS and included in the beneficial ownership amount of Mr. Kerrigan, in each case as set forth in the table above, are included only once. In calculating the percentage of shares owned by executive officers and directors as a group, the shares of CLC Common Stock underlying all options which are beneficially owned by executive officers and directors and which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

CHANGE OF CONTROL

     Pursuant to the terms of the Credit Agreement relating to the New Credit Facility, which replaced the Company's then existing credit facility in January 1997, upon the occurrence of an Event of Default (as defined in such Credit Agreement), the lenders under such New Credit Facility have the right to foreclose on all of the outstanding shares of Common Stock issued in CLC's name and pledged to such lenders by CLC pursuant to the terms and conditions of the Credit Agreement and the Holdings Pledge Agreement (as defined in the Credit Agreement).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AND CONSULTING SERVICES

     On July 17, 1996, the Company paid GTCR IV, L.P., the general partner of GTCR, a $500,000 fee in connection with the termination of the Management and Consulting Services Agreement entered into between the Company and GTCR, IV, L.P. on July 26, 1995 (the "Management Agreement"). No other fees were paid to GTCR, IV, L.P. pursuant to the Management Agreement during the fiscal year ended March 28, 1997.

     During the 1997 fiscal year, the Company agreed to pay Mr. Chapman, a director of the Company until November 1996, $250,000 in 25 equal monthly installments of $10,000 per month for general financial advisory and investment banking services. Additionally, the Company paid Mr. Chapman a fee of $125,000 in January 1997 for services provided in arranging bank financing relating to the Company's January 1997 acquisition of Kwik Wash Laundries, L.P.

CERTAIN LOANS TO MEMBERS OF MANAGEMENT

     As of May 26, 1997, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan), and Mr. Blatt owed the Company $672,620 and $172,620, respectively, plus interest accrued thereon. During the 1997 fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equalled $672,620 and $214,166, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by promissory notes dated (i) January 31, 1995 in the original principal amount of $140,000; (ii) July 26, 1995 in the original amount of $52,370; and (iii) May 3, 1996 in the original amount of $21,797. Each such note accrues interest at a rate of 8% per annum and was delivered to the Company in connection with the purchase of Company securities by MCS and Mr. Blatt. The promissory notes dated January 31, 1995 are payable in four equal annual installments commencing on January 31, 1996. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1997, respectively. During the 1997 fiscal year, the Company forgave the repayment of approximately $45,109 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the first installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995.

     In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, the Company extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan that is secured by certain real property owned by Mr. Denson. The loan to Mr. Kerrigan (the "Kerrigan Loan") provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by the Company on such Payment Date. If Mr. Kerrigan ceases to be employed by the Company for a reason other than (i) a change in control of the Company, (ii) the death or disability of Mr. Kerrigan while employed by the Company, or (iii) cause (each, a "Termination Event"), then all outstanding amounts due under the

Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

INTERCOMPANY LOAN

     During the past fiscal year, the Company repaid the remaining balance on an intercompany loan in an original principal amount of $2.0 million made by TCC to CLC on July 26, 1995 as part of the financing for the Solon Acquisition.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as a part of this report:

     (1) Financial Statements -- see Index to Financial Statements appearing on Page F-1.

     (2)  Exhibits:

EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

      3.1      Restated Certificate of Incorporation of Coinmach Corporation ("Coinmach")
               (incorporated by reference from exhibit 3.1 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number
               333-00620)
      3.2      Bylaws of Coinmach (incorporated by reference from exhibit 3.2 to
               Coinmach's Form 10-K for the transition period from September 30, 1995 to
               March 29, 1996, file number 333-00620)
      4.1      Indenture, dated as of November 30, 1995, by and between Coinmach, as
               Issuer, and Fleet National Bank of Connecticut (formerly, Shawmut Bank
               Connecticut, National Association), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
      4.2      First Supplemental Indenture, dated as of December 11, 1995, by and between
               Coinmach, as Issuer, and Fleet National Bank of Connecticut (formerly,
               Shawmut Bank Connecticut, National Association), as Trustee (incorporated by reference from exhibit number 4.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
      4.3      First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust Company
               of New York, as Trustee  (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

      4.4      Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial
               Purchaser (incorporated by reference from exhibit number 4.6 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
      4.5      Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser (incorporated by reference from exhibit number 4.8 to Coinmach's Registration Statement on
               Form S-1, file number 333-00620)
      4.6      Form of Global Note (included as an exhibit to Exhibit 4.1 hereto)
               (incorporated by reference from exhibit number 4.4 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
               Form of Physical Note (included as an exhibit to Exhibit 4.1 hereto)
      4.7      (incorporated by reference from exhibit number 4.5 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)

     10.1      Purchase Agreement, dated as of January 31, 1995, by and among The
               Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the
               stockholders of CIC and Coinmach Holding Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1,
               file number 333-00620)
     10.2      Equity Purchase Agreement, dated as of January 31, 1995,  by and between
               TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund
               IV"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.2 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
     10.3      Investor Purchase Agreement, dated as January 31, 1995, by and between
               TCC, GTCR Fund IV and President and Fellows of Harvard College,
               subsequently amended by the Omnibus Agreement (as hereinafter defined)
               (incorporated by reference from exhibit number 10.3 to the Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
     10.4      Investor Purchase Agreement, dated as January 31, 1995, by and between
               TCC, GTCR Fund IV, MCS Capital Management, Inc. and Stephen R.
               Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.4 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

     10.5      Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
     10.6      Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
     10.7      Promissory Note, dated January 31, 1995, of MCS Capital, Inc. in favor of
               TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
     10.8      Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined)
               (incorporated by reference from exhibit number 10.8 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
     10.9      Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Stephen R. Kerrigan, MCS Capital, Inc. and GTCR Fund IV,
               subsequently amended by the Omnibus Agreement (as hereinafter defined)
               (incorporated by reference from exhibit number 10.10 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
    10.10      Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Mitchell Blatt and GTCR Fund
               IV, subsequently amended by the Omnibus Agreement (as hereinafter defined)
               (incorporated by reference from exhibit number 10.11 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
    10.11      Senior Management Agreement, dated January 31, 1995, by and between
               TCC, Coinmach Industries Co., L.P., Robert M. Doyle and GTCR Fund IV,
               subsequently amended by the Omnibus Agreement (as hereinafter defined)
               (incorporated by reference from exhibit number 10.12 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
    10.12      Employment Agreement, dated as of August 4, 1995, by and between Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

    10.13      Employment Agreement, dated as of July 1, 1995, by and between Solon,
               Michael E. Stanky and GTCR Fund IV (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.14      Stock Purchase Agreement, dated as of March 7, 1995, by and among Ford
               Coin Laundries, Inc., Kwik Wash Laundries, Inc., Solon and the Sellers
               (incorporated by reference from exhibit number 10.15 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
    10.15      Supply Agreement, dated July 26, 1995, by and among SAS, Solon and Speed
               Queen Company (incorporated by reference from exhibit number 10.16 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.16      Dealer Manager Agreement, dated October 20, 1995, by and among TCC,
               Solon, Lazard and Fieldstone Private Capital Group, L.P. (incorporated by reference from exhibit number 10.17 to Coinmach's Registration Statement on
               Form S-1, file number 333-00620)
    10.17      Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number 10.18 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.18      Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number
               333-00620)
    10.19      Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon,
               TCC and each of the other parties executing a signature page thereto (the
               "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.20      Credit Agreement, dated as of November 30, 1995, by and between
               Coinmach, as Borrower and Heller Financial, Inc. ("Heller") (incorporated by reference from exhibit number 10.21 to Coinmach's Registration Statement on
               Form S-1, file number 333-00620)
    10.21      First Amendment to Credit Agreement, dated as of December 9, 1995, by and among Coinmach, Heller, SAS, and Super Laundry Equipment Corp.
               ("SLEC") (incorporated by reference from exhibit number 10.22 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

    10.22      Form of Note, dated November 30, 1995, of Coinmach in favor of Heller
               (included as an exhibit to Exhibit 10.26 hereto) (incorporated by reference from exhibit number 10.23 to Coinmach's Registration Statement on Form
               S-1, file number 333-00620)
    10.23      Pledge Agreement, dated as of November 30, 1995, by and between
               Coinmach and Heller (incorporated by reference from exhibit number 10.24 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.24      Guaranty, dated as of January 31, 1995, by Super Laundry Management
               Corp. in favor of Heller (incorporated by reference from exhibit number
               10.25 to Coinmach's Registration Statement on Form S-1, file number
               333-00620)
    10.25      Guaranty, dated as of November 30, 1995, by SLEC in favor of Heller
               (incorporated by reference from exhibit number 10.26 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
    10.26      Security Agreement, dated as of November 30, 1995, by and between
               Coinmach and Heller (incorporated by reference from exhibit number 10.27 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.27      Security Agreement, dated as of November 30, 1995, by and between SLEC and Heller (incorporated by reference from exhibit number 10.28 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.28      Collateral Assignment of Leases of Coinmach to Heller, dated as of
               November 30, 1995 (incorporated by reference from exhibit number 10.29 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.29      Collateral Assignment of Leases of SLEC to Heller, dated as of November
               30, 1995 (incorporated by reference from exhibit number 10.30 to
               Coinmach's Registration Statement on Form S-1, file number 333-00620)
    10.30      Commitment Letter, dated November 22, 1996, from Bankers Trust Company
               ("Bankers Trust"), First Union Bank of North Carolina ("First Union") and
               Lehman Commercial Paper, Inc. ("Lehman"), addressed to CLC (incorporated by reference from exhibit 10.1 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 333-00620)


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

    10.31      Stock Purchase Agreement, dated November 25, 1996, by and among Tamara
               Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard
               F. Enthoven, Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994,
               KWL, Inc., Kwik-Wash Laundries, Inc., Kwik Wash Laundries, L.P. and
               Coinmach (the "Stock Purchase Agreement") (incorporated by reference from exhibit 10.2 to Coinmach's Form 10-Q for the quarterly period ended
               December 27, 1996, file number 333-00620)
    10.32      First Amendment to Stock Purchase Agreement, dated as of January 8, 1997
               (incorporated by reference from exhibit 10.3 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 333-00620)
    10.33      Registration Rights Agreement, dated as of March 14, 1997, between
               Coinmach and Atlanta Washer & Dryer Leasing, Inc.
    10.34      Amended and Restated Employment Agreement, dated as of June 1, 1996, by and between Coinmach and John E. Denson
    10.35      Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach
    10.36      Underwriting Agreement, dated July 17, 1996, by and among CLC and
               Lehman Brothers, Inc., Dillon, Read & Co., Inc., Lazard and Fieldstone
               FPCG Services, L.P. (collectively, the "Representatives")
    10.37      Lock-Up Agreements, dated July 23, 1996, among CLC and the
               Representatives
    10.38      Promissory Note, dated January 8, 1997, of CLC in favor of Richard F.
               Enthoven, as agent for Tamara Lynn Ford, Richard Kyle Ford, Traci Lea
               Ford, Tucker F. Enthoven, Richard F. Enthoven, and Richard Franklin Ford,
               Jr., Trustee u/d/t February 4, 1994
    10.39      Tax Cooperation Agreement, dated as of January 8, 1997, by and among
               Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc.,
               Coinmach and the Sellers
    10.40      Consulting Services Agreement, dated as of January 8, 1997, by and between
               Richard F. Enthoven and Coinmach
    10.41      Credit Agreement dated January 8, 1997, among Coinmach, the Lending
               Institutions listed therein, Bankers Trust Company ("Bankers Trust"), First
               Union National Bank of North Carolina ("First Union") and Lehman
               Commercial Paper, Inc. ("Lehman")


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

    10.42      Tranche A Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Heller, The Nippon Credit
               Bank, Ltd., Credit Lyonnais New York Branch, Bank of Scotland and Bank of
               Boston
    10.43      Tranche B Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Fleet National Bank, Heller,
               The Nippon Credit Bank, Ltd., Bank of Scotland, Bank of Boston,
               Massachusetts Mutual Life Insurance Company, Pilgrim America Prime Rate
               Trust, Prime Income Trust, The Ing Capital Senior Secured High Income
               Fund, L.P., and Merrill Lynch Senior Floating Rate Fund, Inc.
    10.44      Revolving Notes, each dated January 8, 1997, by Coinmach in favor of each of Bank of Boston, Bankers Trust, First Union, Lehman, Fleet National Bank,
               Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch,
               and Bank of Scotland
    10.45      Swing Line Note, dated January 8, 1997, in the principal amount of
               $5,000,000 in favor of Bankers Trust
    10.46      Holdings Pledge Agreement, dated January 8, 1997, made by CLC to Bankers
               Trust and Richard F. Enthoven, as Seller Agent
    10.47      Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to
               Bankers Trust
    10.48      Security Agreement, dated January 8, 1997, between Coinmach and Bankers
               Trust and the Assignment of Security Interest in United States Trademarks and
               Patents
    10.49      Collateral Assignment of Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust
    10.50      Collateral Assignment of Location Leases, dated January 8, 1997, by
               Coinmach in favor of Bankers Trust
    10.51      Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among CLC, GTCR Fund IV, Coinmach, Heller Jackson National Life
               Insurance Company, individually and as successor by merger with Jackson
               National Life Insurance Company of Michigan (collectively, "JNL"), Harvard,
               James N. Chapman and Michael E. Marrus


--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.


EXHIBIT
NUMBER/1/                                       DESCRIPTION
---------                                       -----------

    10.52      Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among CLC, GTCR Fund IV, Heller, JNL, Harvard, MCS Capital, Inc.,
               James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky
    10.53      Promissory Note, dated March 24, 1997, of John E. Denson in favor of
               Coinmach
    10.54      Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits,
               Financing Statement and Fixture Filing, made by Coinmach to Bankers Trust, as executed on March 27, 1997 and recorded with the County Clerk of Dallas
               County, Texas on April 7, 1997
     16.1      Letter, dated June 29, 1995, from Arthur Andersen LLP to the Securities and
               Exchange Commission regarding change in certifying accountants
               (incorporated by reference from exhibit number 16.1 to Coinmach's
               Registration Statement on Form S-1, file number 333-00620)
     21.1      Subsidiaries of Coinmach Corporation
     27.1      Financial Data Schedule




--------------------------

/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

     (b)  Reports on Form 8-K:

          Registrant filed a report on Form 8-K, dated January 8, 1997, as amended by a Form 8-K/A and Form 8-K/A Amendment No. 2, reporting the Kwik Wash Acquisition and New Credit Facility. Such Form 8-K, as amended, also included the following financial statements:

          1.  Financial Statements.

          The audited combined financial statements of Kwik Wash Laundries, Inc. and KWL, Inc. for the years ended December 31, 1996, 1995 and 1994, together with auditors' report thereon.


          2.  Pro forma financial information.

          The unaudited pro forma combined financial statements of Coinmach Laundry Corporation for the nine-month period ended December 27, 1996 and for the year ended March 29, 1996.

                                   SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF ROSLYN, STATE OF NEW YORK ON JUNE 25, 1997.

                                    COINMACH CORPORATION


                                    /s/ STEPHEN R. KERRIGAN
                              By:
                                  -----------------------------------
                                     Stephen R. Kerrigan
                                    Chief Executive Officer

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.



Date: June 25, 1997
                              By:       /s/ STEPHEN R. KERRIGAN
                                 ---------------------------------------
                                     Stephen R. Kerrigan
                                 Chairman of the Board of Directors and
                           Chief Executive Officer (Principal Executive Officer)



Date: June 25, 1997
                              By:       /s/ MITCHELL BLATT
                                 ---------------------------------------
                                     Mitchell Blatt
                                 Director, President and Chief Operating Officer



Date: June 25, 1997
                              By:       /s/ ROBERT M. DOYLE
                                 ---------------------------------------
                                     Robert M. Doyle
                                 Chief Financial Officer, Senior Vice President
                                            Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)



Date: June 25, 1997
                              By:       /s/ JOHN E. DENSON
                                 ---------------------------------------
                                     John E. Denson
                                 Senior Vice President - Corporate Development



Date: June 25, 1997
                              By:       /s/ MICHAEL STANKY
                                 ---------------------------------------
                                     Michael Stanky
                                 Senior Vice President

                     COINMACH CORPORATION AND SUBSIDIARIES

Index of Financial Statements

The following combined and consolidated financial statements of Coinmach Corporation and Subsidiaries are included in Item 8 of this Form 10-K:

Reports of Independent Auditors............................................F- 2

Consolidated Balance Sheets--March 28, 1997 and March 29, 1996.............F- 5

Combined and Consolidated Statements of Operations--Year ending March 28,
1997, six month transition period ended March 29, 1996, the periods from
April 5, 1995 to September 29, 1995, and from October 1, 1994 to April 4,
1995, and the year ended September 30, 1994................................F- 7

Combined and Consolidated Statements of Stockholders Equity (Deficit)--
Year ending March 28, 1997, six month transition period ended March 29,
1996, the periods from April 5, 1995 to September 29, 1995, and from
October 1, 1994 to April 4, 1995, and the year ended September 30, 1994....F- 8

Combined and Consolidated Statements of Cash Flows--Year ending March 28,
1997, six month transition period ended March 29, 1996, the periods from
April 5, 1995 to September 29, 1995, and from October 1, 1994 to April 4,
1995, and the year ended September 30, 1994................................F- 9

Notes to Combined and Consolidated Financial Statements....................F-11

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

To the Board of Directors of
 Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 28, 1997 and March 29, 1996, and the related combined and consolidated statements of operations, stockholder's equity (deficit), and cash flows for the year ending March 28, 1997, the six-month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995 ("Successor period") and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the period from October 1, 1994 to April 4, 1995 ("Predecessor period"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 28, 1997 and March 29, 1996, and the combined and consolidated results of their operations and their cash flows for years ending March 28, 1997, the six-month transition period ended March 29, 1996 and for the Successor period from April 5, 1995 to September 29, 1995 and the consolidated results of their operations and their cash flows for the Predecessor period from October 1, 1994 to April 4, 1995, in conformity with generally accepted accounting principles.

As more fully described in Note 2 to the combined and consolidated financial statements, Coinmach Laundry Corporation purchased Solon Automated Services, Inc. ("Solon") as of April 5, 1995 in a business combination accounted for as a purchase. Subsequent thereto, on November 30, 1995, The Coinmach Corporation, a company under common control with Solon, was merged into Solon, who thereupon changed its name to Coinmach Corporation, in a business combination accounted for as though it were a pooling of interests. As a result, the combined and consolidated financial statements for the periods subsequent to April 5, 1995 are presented on a different basis of accounting than that of the Predecessor periods and, therefore, are not comparable.



                                                               ERNST & YOUNG LLP

Melville, NY
May 13, 1997, except for Note 7b., as
to which the date is June 2, 1997

                       LETTERHEAD OF ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Solon Automated Services, Inc.:

We have audited the consolidated balance sheet of Solon Automated Services, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1994 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solon Automated Services, Inc. and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.

As further discussed in Note 1 to the consolidated financial statements, effective October 2, 1993, the Company implemented the provisions of Statement of Financial Accounting standards No. 109, "Accounting for Income Taxes."

                                        /s/ Arthur Andersen LLP

Philadelphia, PA.,
  December 19, 1994

                     Coinmach Corporation and Subsidiaries

                          Consolidated Balance Sheets

                           (In thousands of dollars)


                                          MARCH 28,   MARCH 29,
                                             1997        1996
                                        -----------------------

ASSETS
Cash and cash equivalents                  $ 10,110    $ 19,723
Receivables, less allowance of $555 and
 $454                                         6,894       5,260
Inventories                                   7,959       4,443
Prepaid expenses                              3,170       2,641
Advance rental payments                      38,472      20,320
Property and equipment:
 Laundry equipment and fixtures             135,656      89,394
 Land, building and improvements             14,266      10,965
 Trucks and other vehicles                    4,211       1,849
                                        -----------------------
                                            154,133     102,208

 Less accumulated depreciation              (42,017)    (19,509)
                                        -----------------------
Net property and equipment                  112,116      82,699


Contract rights, net of accumulated
 amortization of $19,815 and $8,925         180,557      59,745
Goodwill, net of accumulated
 amortization of $5,574 and $2,386           95,771      44,071

Other assets                                 12,501       9,265
                                        -----------------------
Total assets                               $467,550    $248,167
                                        =======================


See accompanying notes.

                     Coinmach Corporation and Subsidiaries

                    Combined and Consolidated Balance Sheets

           (In thousand of dollars, except par value and share data)

                                          MARCH 28,   MARCH 29,
                                             1997        1996
                                        -----------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
 (DEFICIT)
Accounts payable                           $  8,946    $  5,944
Accrued commissions                          10,573       7,380
Accrued interest                              9,712       7,745
Other accrued expenses                        8,986       7,557
Due to parent                                22,432          --
Deferred income taxes                        65,650      18,924
11 3/4% senior notes                        196,655     196,655
Credit facility                             130,000          --
12 3/4% senior notes                             --       5,000
Other long-term debt                          2,623       1,110

Stockholder's equity (deficit):
 Common stock, par value $.01:
  1,000 shares authorized, 100 shares
   issued at March 28, 1997 and
   March 29, 1996                                --          --
Capital in excess of par value               41,391      18,104
Accumulated deficit                         (29,164)    (18,560)
                                        -----------------------
                                             12,227        (456)
Notes receivable from management               (254)     (1,692)
                                        -----------------------
Total stockholder's equity (deficit)         11,973      (2,148)
                                        -----------------------
Total liabilities and stockholder's
 equity (deficit)                          $467,550    $248,167
                                        =======================

See accompanying notes.

                     Coinmach Corporation and Subsidiaries

               Combined and Consolidated Statements of Operations

                (In thousands of dollars, except per share data)

                                                                SIX-MONTH
                                                               TRANSITION
                                      YEAR                       PERIOD                APRIL 5,      OCTOBER 1,          YEAR
                                     ENDED                        ENDED                1995 TO        1994 TO            ENDED
                                    MARCH 28,                    MARCH 29,           SEPTEMBER 29,    APRIL 4,        SEPTEMBER 30,
                                      1997                         1996                  1995          1995              1994
                            ------------------------------------------------------------------------------------------------------
                                                                                      SUCCESSOR     PREDECESSOR        PREDECESSOR
Revenues                            $206,852                      $ 89,070              $89,719       $52,207             $104,553

Costs and expenses:
 Laundry operating expenses          139,446                        60,536               62,905        33,165               66,527
 General and administrative            4,520                         2,024                2,458         1,539                2,839
 Depreciation and
  amortization                        46,316                        18,212               18,423        10,304               21,347
 Gain on sale of equipment                --                            --                   --            --                 (109)
 Stock based compensation
  charge                               1,768                            --                   --            --                   --
 Restructuring expenses                   --                            --                2,200            --                   --
                            ------------------------------------------------------------------------------------------------------
                                     192,050                        80,772               85,986        45,008               90,604
                            ------------------------------------------------------------------------------------------------------

Operating income                      14,802                         8,298                3,733         7,199               13,949

Interest expense, net                 27,417                        11,830               11,541         8,928               18,105
                            ------------------------------------------------------------------------------------------------------
Loss before income taxes and
extraordinary items                  (12,615)                       (3,532)              (7,808)       (1,729)              (4,156)
                            ------------------------------------------------------------------------------------------------------

Provision (benefit) for
 income taxes:
 Currently payable                       200                            50                  420           270                  200
 Deferred                             (2,507)                       (1,048)              (2,282)         (220)               2,562
                            ------------------------------------------------------------------------------------------------------
                                      (2,307)                         (998)              (1,862)           50                2,762
                            ------------------------------------------------------------------------------------------------------

Loss before extraordinary
 items                               (10,308)                       (2,534)              (5,946)       (1,779)              (6,918)


Extraordinary items, net of
 income tax benefits of
 $206 and $5,305 for the
 year ended March 28, 1997
 and for the six-month
 transition period
 ended March 29, 1996                   (296)                       (8,925)                  --           848                   --
                            ------------------------------------------------------------------------------------------------------
Net loss                            $(10,604)                     $(11,459)             $(5,946)      $(2,627)            $ (6,918)
                            ======================================================================================================

Loss per share:
 Before extraordinary item                                                                            $  (.12)            $   (.44)
 Extraordinary item                                                                                      (.05)                  --
                                                                                               -----------------------------------
Net loss per share                                                                                    $  (.17)               $(.44)
                                                                                               ===================================
See accompanying notes.

                     Coinmach Corporation and Subsidiaries

     Combined and Consolidated Statements of Stockholder's Equity (Deficit)

             (In thousands of dollars, except par value and shares)


                                              CLASS A           CAPITAL IN                         RECEIVABLES          TOTAL
                               COMMON          COMMON           EXCESS OF           ACCUMULATED       FROM          STOCKHOLDER'S
                               STOCK           STOCK            PAR VALUE             DEFICIT      MANAGEMENT     EQUITY (DEFICIT)
                           -------------------------------------------------------------------------------------------------------
Balance, October 1, 1993      $ 124             $ 33             $14,386             $(16,179)     $       --             $ (1,636)
 Net loss                        --               --                  --               (6,918)             --               (6,918)
 Repurchase of 270,000
  shares of common stock         (3)              --                (267)                  --              --                 (270)
 Contribution to
  retirement savings plan         1               --                 102                   --              --                  103
                           -------------------------------------------------------------------------------------------------------
Balance, September 30, 1994     122               33              14,221              (23,097)             --               (8,721)
 Net loss--Predecessor
  period                         --               --                  --               (2,627)             --               (2,627)
 Repurchase of  45,459
  shares of common stock         --               --                 (68)                  --              --                  (68)
 Purchase accounting
  adjustments                    --               --              (2,308)              25,724              --               23,416
 Recapitalization of
  common stock                 (122)             (33)                155                   --              --                   --
 Merger of TCC                   --               --              11,222               (1,155)           (338)               9,729
 Advance to Coinmach
  Laundry Corporation            --               --                  --                   --          (2,000)              (2,000)
 Net loss--Successor period      --               --                  --               (5,946)             --               (5,946)
                           -------------------------------------------------------------------------------------------------------
Balance, September 29, 1995      --               --              23,222               (7,101)         (2,338)              13,783
 Dividend to Coinmach
  Laundry Corporation            --               --              (5,118)                  --              --               (5,118)
 Repayment of receivables
  from stockholder               --               --                  --                   --             646                  646
 Net loss                        --               --                  --              (11,459)             --              (11,459)
                           -------------------------------------------------------------------------------------------------------
Balance, March 29, 1996          --               --              18,104              (18,560)         (1,692)              (2,148)
 Net loss                        --               --                  --              (10,604)             --              (10,604)
 Investment by Coinmach
  Laundry Corporation            --               --              23,287                   --              --               23,287
 Repayment of receivables
  from stockholder               --               --                  --                   --           1,355                1,355
 Forgiveness of
  stockholder's receivables      --               --                  --                   --              83                   83
                           -------------------------------------------------------------------------------------------------------
Balance, March 28, 1997      $   --           $   --             $41,391             $(29,164)        $  (254)            $ 11,973
                           =======================================================================================================

See accompanying notes.

                     Coinmach Corporation and Subsidiaries

               Combined and Consolidated Statements of Cash Flows

                           (In thousands of dollars)

                                                        SIX-MONTH
                                                        TRANSITION
                                   YEAR                   PERIOD                  APRIL 5,           OCTOBER 1,          YEAR
                                   ENDED                  ENDED                   1995 TO             1994 TO            ENDED
                                  MARCH 28,              MARCH 29,              SEPTEMBER 29,         APRIL 4,       SEPTEMBER 30,
                                    1997                   1996                     1995                1995             1994
                           -------------------------------------------------------------------------------------------------------
                                                                                SUCCESSOR           PREDECESSOR        PREDECESSOR

OPERATING ACTIVITIES
Net loss                          $ (10,604)              $(11,459)            $ (5,946)              $(2,627)            $ (6,918)
Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:
  Depreciation and
   amortization                      46,316                 18,212               18,423                10,304               21,347
  Deferred income taxes              (2,507)                (1,048)              (2,000)                 (220)               2,649
  Amortization of debt
   discount and
   deferred issue costs                 533                    414                  735                   440                  878
  Stock based compensation            1,768                     --                   --                    --                   --
  Extraordinary charges
   for early extinguishment of
   debt, net of taxes                   296                  8,925                   --                    --                   --
  Increase or decrease in
   operating assets and
   liabilities, net of
   businesses acquired:
     (Increase) decrease
      in other assets                (2,462)                    24                 (717)                  106                 (233)
     (Increase) decrease
      in receivables, net            (1,100)                (1,489)                 (73)                  164                   78
     (Increase) decrease
      in inventories and
      prepayments                    (3,008)                (1,100)                 930                  (676)               2,074
     Increase (decrease)
      in accounts payable             2,144                   (272)                (668)                1,725               (2,173)
     Increase (decrease)
      in accrued interest             1,956                  3,193                  (25)                  (81)                 (24)
     Increase (decrease)
      in other accrued
      expenses, net                     973                 (3,300)               1,980                 1,081                  236
                           -------------------------------------------------------------------------------------------------------
Net cash provided by
 operating activities                34,305                 12,100               12,639                10,216               17,914
                           -------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property and
 equipment                          (29,779)                (10,757)              (9,550)              (4,815)             (11,224)
Advance rental payments to
 location owners                    (11,809)                 (3,462)              (3,569)              (2,129)              (5,555)
Additions to net assets
 related to acquisitions
 of businesses                     (155,247)                     --                   --                   --                   --
Sales of property and
 equipment                              137                      57                    5                  407                   16
                           -------------------------------------------------------------------------------------------------------
Net cash used in investing
 activities                        (196,698)                (14,162)             (13,114)              (6,537)             (16,763)
                           -------------------------------------------------------------------------------------------------------

                     Coinmach Corporation and Subsidiaries

                           (In thousands of dollars)

                                                        SIX-MONTH
                                                       TRANSITION
                                   YEAR                  PERIOD                     APRIL 5,       OCTOBER 1,           YEAR
                                   ENDED                  ENDED                     1995 TO         1994 TO             ENDED
                                  MARCH 28,             MARCH 29,                SEPTEMBER 29,      APRIL 4,        SEPTEMBER 30,
                                    1997                   1996                      1995             1995              1994
                           ------------------------------------------------------------------------------------------------------
                                                                                   SUCCESSOR      PREDECESSOR         PREDECESSOR

FINANCING ACTIVITIES
Proceeds from issuance of
 11 3/4% senior notes             $      --              $ 72,655                  $      --       $       --       $          --
Proceeds from issuance of
 term loans from
 credit facility                    130,000                    --                         --               --                  --
Deferred debt issuance
 costs                                 (178)               (4,794)                        --               --                  --
Debt extinguishment costs              (319)               (6,909)                        --               --                  --
Net advances from (to)
 parent                              29,609                   646                     (2,000)              --                  --
Dividends to Coinmach
 Laundry Corporation                     --                (5,118)                        --               --                  --
Repurchase of 12 3/4%
 senior notes                        (5,000)                   --                         --           (1,000)                 --
Net (repayments)
 borrowings of bank and
 other borrowings                      (325)              (43,715)                     1,126               --                  --
Principal payments of
 capitalized lease
 obligations                         (1,007)                 (262)                     (143)               --                  --
Repurchases of common stock              --                    --                        --               (68)               (270)
                            ------------------------------------------------------------------------------------------------------
Net cash provided by (used
 in) financing
 activities                         152,780                12,503                    (1,017)           (1,068)               (270)
                            ------------------------------------------------------------------------------------------------------

Net (decrease) increase in
 cash                                (9,613)               10,441                    (1,492)            2,611                 881
Cash and cash equivalents,
 beginning of period                 19,723                 9,282                    10,774             7,241               6,360
                            ------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                     $ 10,110              $ 19,723                   $ 9,282           $ 9,852              $ 7,241
                            ======================================================================================================

Supplemental disclosure of
 cash flow
 information:
   Interest paid                   $ 24,845              $  8,500                   $10,900           $ 8,500              $17,100
                            ======================================================================================================


See accompanying notes.

                     Coinmach Corporation and Subsidiaries

            Notes to Combined and Consolidated Financial Statements

                                March 28, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND CONSOLIDATION

The accompanying financial statements combine the consolidated accounts of Coinmach Corporation and Subsidiaries, (formerly Solon Automated Services, Inc. ("Solon")) with the consolidated accounts of The Coinmach Corporation ("TCC") (collectively, the "Company") for the periods under common control. The Predecessor financial statements reflect the consolidated accounts of Solon only. Solon was acquired on April 5, 1995 by Coinmach Laundry Corporation ("CLC") (the "Solon Acquisition"), a company controlled by Golder Thoma Cressey Rauner, Inc. ("GTCR"). TCC was formed in January 1995 by an investor group, comprised principally of the same investors who formed CLC, and acquired Coinmach Industries Co., L.P. ("Industries") and Super Laundry Equipment Co., L.P. ("Super Laundry LP") on January 31, 1995 (the "TCC Acquisition"). Both the Solon Acquisition and the TCC Acquisition were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the respective acquisition dates.

As described in Note 2e, Solon completed a merger with TCC on November 30, 1995. This transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor groups control over both Solon and TCC, the accompanying financial statements have been prepared to reflect the accounts of Solon and TCC and their wholly-owned subsidiaries on a combined basis since the date of common control, April 5, 1995.

References to the Successor period refer to the Company during the common control period, while references to the Predecessor period refer to Solon for prior periods. The Predecessor period from October 1, 1994 to April 4, 1995 is referred to as 1995P while the Successor period from April 5, 1995 to September 29, 1995 is referred to as 1995S, the transition period for the six-months ended March 29, 1996 is referred to as 1996T and the year ended March 28, 1997 is referred to as 1997. As a result of the acquisition of Solon by CLC and the subsequent merger with TCC, the combined and consolidated financial statements for the Successor are presented on a different basis of accounting than that for the Predecessor and therefore, are not comparable.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company is primarily engaged in providing coin-operated laundry equipment services to multi-family housing properties throughout the United States. The Company owns and operates approximately 337,000 coin-operated washers and dryers on routes in over 30,000 multi-family housing complexes in 30 states and the District of Columbia and in 150 retail laundromats throughout Texas. The Company's wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), also is a construction and laundromat equipment distribution company.

All material intercompany accounts and transactions have been eliminated in consolidation and combination.

FISCAL YEAR

Prior to the merger with TCC, Solon's fiscal year was the fifty-two or fifty-three week period which ended on the Friday nearest September 30th. Effective with the merger of Solon and TCC, the Company has changed its fiscal year end to the last Friday in March.

RECOGNITION OF LAUNDRY REVENUES

The Company has agreements with various property owners which provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash computed to be in the machines at the end of the fiscal period.

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats were approximately $18.8 million, $7.8 million and $7.9 million for 1997, 1996T and 1995S, respectively.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                        MARCH 28,  MARCH 29,
                          1997       1996
                      ----------------------

Laundry equipment          $6,198     $3,774
Machine repair parts        1,761        669
                      ----------------------
                           $7,959     $4,443
                      ======================

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are carried at cost and are depreciated on a straight-line basis over the lesser of the estimated useful lives or lease life:

Laundry equipment and fixtures    3 to 10 years
Leasehold improvements            4 to 10 years
Trucks and other vehicles         3 to  4 years

Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

Depreciation expense was $22.6 million, $9.4 million, $9.5 million, $6.2 million, and $13.0 million for 1997, 1996T, 1995S, 1995P, and fiscal year 1994, respectively.

On April 5, 1995, TCC revised its estimate of the useful life of its laundry equipment from 5 to 8 years. The effect of this change in estimate was to decrease loss before extraordinary item and net loss for the Successor period by approximately $470,000.

GOODWILL AND CONTRACT RIGHTS

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill as of September 30, 1994 arose primarily as a result of the purchase of Solon in 1987 by an investor group (not affiliated with the Company) and which was amortized over 40 years for the predecessor periods. Goodwill recorded as the result of the Solon Acquisition on April 5, 1995 (see Note 2e) is being amortized on a straight-line basis over 20 years. Goodwill recorded in acquisitions subsequent thereto is being amortized on a straight-line basis over 15 years.

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of approximately 13 years for the Predecessor, and ranging from 3 to 15 years for the Successor based on independent appraisals or present valued future cash flows at prevailing discount rates.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management periodically evaluates the realizability of the goodwill and contract rights balances based upon the Company's expectations of undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill nor contract rights has occurred.

ADVANCE RENTAL PAYMENTS

Advance rental payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

INTEREST EXPENSE

Interest expense is reported net of interest income of approximately $966,000, $277,000, $148,000, $112,000, and $75,000 for 1997, 1996T, 1995S, 1995P, and
fiscal year 1994, respectively.

RECLASSIFICATION

Certain 1996T balances have been reclassified to conform with the 1997 presentation.

LOSS PER SHARE

In the 1995P period and in fiscal year 1994, loss per share for the Predecessor company was calculated based upon the weighted average number of common shares and Class A common shares outstanding. Weighted average shares outstanding were 15,455,000 for 1995P, and 15,559,000 for fiscal 1994. Loss per share data is not presented for the Successor as the Company is a wholly-owned subsidiary of CLC.

TRANSACTIONS WITH AFFILIATES

During 1995S, the Company reimbursed CLC $114,000 for certain restructuring costs, incurred by CLC relating to the restructuring of Solon.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Effective October 2, 1993, Solon implemented the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes." The accounting change had an immaterial effect on the consolidated financial statements. SFAS No. 109 requires the asset and liability method of accounting for income taxes pursuant to which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective March 30, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an effect on the results of operations or financial condition of the Company.

2. BUSINESS COMBINATIONS

a. THE KWIK WASH ACQUISITION

  On January 8, 1997, pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of November 25, 1996, the Company completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for $125 million in cash (excluding transaction expenses) and a $15 million promissory note issued by CLC

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

  (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provides coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 retail laundromats located throughout Texas. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into the Company.

  Concurrently with the Kwik Wash Acquisition, the Company entered into a new senior financing arrangement providing up to $200 million (the "New Credit Facility") (see Note 7). The New Credit Facility, proceeds of which were used in part to fund the Kwik Wash Acquisition, replaced the Company's then existing credit facility and will provide financing to support the Company's acquisition strategy.

  The Kwik Wash Acquisition has been accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations are included subsequent to that date. The excess cost over net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of $49.4 million and deferred taxes payable of approximately $49.4 million.

  The following table reflects unaudited pro forma combined results of operations of the Company and Kwik Wash as if such acquisition had taken place at the beginning of the fiscal year for each of the periods presented (in thousands except per share data):

                                                           SIX-MONTH
                                                       TRANSITION PERIOD
                                          YEAR ENDED         ENDED
                                           MARCH 28,       MARCH 29,
                                             1997             1996
                                        --------------------------------
Revenues                                    $255,605        $121,687
Loss from operation before
 extraordinary items                         (11,148)         (3,190)
Net loss                                     (11,444)        (12,115)

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

  These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

  In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of each period or of the results of future operations of the combined companies under the ownership and management of the Company.

b. OTHER ACQUISITIONS

  During the 1997 fiscal year, the Company made acquisitions of certain small route businesses or assets of businesses, with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by CLC.

c. THE SOLON ACQUISITION

  Solon entered into a Stock Purchase Agreement, dated as of March 7, 1995, with Ford Coin Laundries, Inc. ("Ford"), and certain other parties named therein, whereby Ford purchased all of Solon's outstanding Common Stock (the "Common Stock") and substantially all of Solon's Class A Common Stock (the "Class A Common Stock") (collectively, the "Shares"). The purchase price for the Shares was $11.5 million. The foregoing transaction closed on April 5, 1995. The source of funds used by Ford for the Shares was the cash proceeds from the sales by Ford to CLC of (i) the Ford's non-voting Class A common stock (the "Ford Non-Voting Common Stock") pursuant to a Stock Purchase Agreement, dated April 4, 1995, and (ii) an option to purchase Ford's voting Common Stock (the "Ford Voting Common Stock") pursuant to a Letter Agreement dated April 4, 1995. As of April 5, 1995, Ford beneficially owned, and had the sole power to dispose of, the Shares. The Shares beneficially owned by Ford represented 100% of the outstanding Common Stock and approximately 97% of the outstanding Class A Common Stock.

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

  Pursuant to the Stock Purchase Agreement with Ford, CLC purchased from Ford all of the outstanding shares of Ford Non-Voting Common Stock. The purchase price for the Ford Non-Voting Common Stock was $11.4 million. The sources of the funds used by CLC for the Ford Non-Voting Common Stock were certain shareholders of TCC, including GTCR. As of April 5, 1995, CLC beneficially owned, and had the sole power to dispose of, 1,000 shares of Ford Non-Voting Common Stock.

  Pursuant to the Letter Agreement dated April 4, 1995, Ford granted to CLC, among other things, an option (the "Option") to purchase, subject to the terms and conditions contained therein, all of the Ford Voting Common Stock for an aggregate purchase price of $100,000. On April 28, 1995, CLC exercised the Option. The sources of funds used by CLC to exercise the Option were substantially the same sources used to purchase the Ford Non-Voting Common Stock. As of April 28, 1995, CLC beneficially owned, and had the sole power to vote and dispose of, ten shares of Ford Voting Common Stock.

  The then current shareholders of TCC and their respective affiliates were entitled to participate in the equity of CLC (formerly SAS Acquisitions Inc., and the parent of Solon) on a pro rata basis, generally in accordance with their respective equity interests in TCC.

  Solon incurred costs aggregating $848,000 in connection with the foregoing transactions (collectively, the "Change of Control"), including a total of $387,000 in lump sum payments made to fourteen management employees pursuant to certain contractual arrangements relating to the Change of Control. The total costs have been reflected as an extraordinary item in the accompanying financial statements.

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

  The Stock Purchase Agreement was accounted for as a purchase and, according to a practice known as "push-down" accounting, as of April 5, 1995, Solon adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, evaluations, estimations and other studies. Reflected below is a summary of these adjustments (in thousands):

Increase in property and equipment    $  9,065
Increase in contract rights             34,063
Increase in goodwill                     1,268
Increase in deferred income taxes      (19,465)
Other                                   (1,515)
                                    ----------
Increase in shareholders' equity      $ 23,416
                                    ==========

d. THE TCC ACQUISITION

  TCC was incorporated in January 1995 and was capitalized primarily through an equity investment by an investor group led by the majority shareholder, GTCR, and senior management and bank financing.

  TCC was a holding company formed to acquire partnership interests in Industries and Super Laundry LP. On January 31, 1995, TCC acquired the partnership interests in Industries and Super Laundry L.P. from CIC I Acquisition Corp. ("CIC I"). The transaction resulted in TCC owning 100% of all the partnership interests in Industries and Super Laundry L.P. The aggregate purchase price for these interests was $8.57 million, paid in cash. The acquisition was accounted for using the purchase method of accounting. The fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed exceeded the purchase price by approximately $7.7 million. The excess was allocated to property, equipment and intangible assets ratably based on their respective fair values.

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

e. THE MERGER WITH TCC

  On November 30, 1995, Solon completed a merger ("Merger") with TCC through an exchange of stock pursuant to which TCC merged with and into Solon. Shares of common stock of CLC were issued in exchange for all of the issued and outstanding shares of common stock of TCC. CLC then contributed its stock of TCC to Solon. Solon became the surviving corporation after the merger, whereupon it changed its name to Coinmach Corporation. Details of the results of operations of TCC and Solon for the period prior to the merger are as follows (in thousands):


                                 SEPTEMBER
                                30, 1995 TO   APRIL 5, 1995
                                 NOVEMBER     TO SEPTEMBER
                                 29, 1995       29, 1995
                   ----------------------------------------
REVENUES
Solon                           $  17,909       $  51,256
TCC                                13,018          38,463
                   ----------------------------------------
Combined                        $  30,927       $  89,719
                   ========================================


NET (LOSS) INCOME
Solon                           $    (525)      $  (5,496)
TCC                                    49            (450)
                   ----------------------------------------
Combined                        $    (476)      $  (5,946)
                   ========================================

   The combined financial results presented above include an adjustment to decrease TCC's net loss by approximately $185,000 in 1995 and $70,000 for the period from September 30, 1995 to November 29, 1995, to conform its accounting policy for the capitalization of machine installation costs to that of Solon. Intercompany transactions between the two companies for the period presented were not material.

                     Coinmach Corporation and Subsidiaries

3. TRANSITION PERIOD COMPARATIVE FINANCIAL INFORMATION

Presented below is comparative financial information for the six-month transition period ended March 29, 1996 compared to the six-month transition period ended March 31, 1995:

                                             SIX MONTH PERIOD ENDED
                                             MARCH 29,      MARCH 31,
                                               1996           1995
                                        -----------------------------
                                                           (Unaudited)

Revenues                                        $ 89,070      $87,996
Laundry operating expenses                        60,536       61,418
                                        -----------------------------
                                                  28,534       26,578
                                        -----------------------------


Income taxes (benefit) expense                      (998)          54
                                        -----------------------------

Loss before extraordinary item                    (2,534)      (5,406)
Extraordinary item, net of tax                    (8,925)        (848)
                                        -----------------------------
Net loss                                        $(11,459)     $(6,254)
                                        =============================

4. RECEIVABLES

Receivables consist of the following
 (in thousands):


                                                MARCH 28,   MARCH 29,
                                                  1997        1996
                                        -----------------------------
Trade receivables                               $  5,551      $ 3,113
Notes receivable                                   1,225        1,811
Finance lease receivables                            380          625
Other                                                293          165
                                        -----------------------------

                                                   7,449        5,714
Allowance for doubtful accounts                      555          454
                                        -----------------------------
                                                $  6,894      $ 5,260
                                        =============================

                     Coinmach Corporation and Subsidiaries

4. RECEIVABLES (CONTINUED)

Notes receivable, which arise from the sale of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 1998. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 14). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost; recognizing no gain or loss.

5. SALE OF EQUIPMENT

Effective September 30, 1994, Solon sold approximately 600 machines for a total of $407,000 resulting in a pretax gain of $109,000 and a related tax of $84,000. Prior to the sale, these machines contributed revenues of $343,000 and operating income of $78,000 for fiscal year 1994.

6. RESTRUCTURING COSTS

Restructuring charges for 1995S consist of costs aggregating approximately $2.2 million, which included approximately $1.3 million of severance payments for 55 of Solon's management, administrative and regional personnel, approximately $300,000 of costs to relocate Solon's financial and administrative functions to Roslyn, New York, approximately $100,000 of costs to integrate certain financial and operating systems, and approximately $500,000 of costs related to the consolidation of certain of Solon's regional offices. Of the total restructuring costs of $2.2 million, approximately $300,000 was paid during the period ended September 29, 1995, approximately $1.3 million was paid during the six months ended March 29, 1996, and the remaining portion of approximately $600,000 was paid during the fiscal year ended March 28, 1997. The 55 employee terminations include 5 management employees, 17 corporate staff financial and administrative employees and 33 regional laundry operational employees. Notifications to employees were made on various dates through September 1995.

                     Coinmach Corporation and Subsidiaries

7. DEBT


Debt consists of the following (in
 thousands):
                                          MARCH 28,  MARCH 29,
                                            1997        1996
                                        -----------------------
                                                     TRANSITION
11-3/4% Senior Notes due 2005              $196,655    $196,655
12-3/4% Senior Notes due 2001                    --       5,000
Credit facility                             130,000          --
Obligations under capital leases              1,711         686
Other long-term debt with varying terms
and maturities                                  912         424
                                        -----------------------
                                           $329,278    $202,765
                                        =======================

a. SENIOR NOTES

  On November 30, 1995, the Company completed an exchange offer with substantially all the holders of certain 12 3/4% Senior Notes due 2001 (the "Senior Notes") and certain 13 3/4% Senior Subordinated Debentures due 2002 (the "Subordinated Debentures"). Through December 14, 1995, the Company issued a total of $196.7 million of 11 3/4% Senior Notes due 2005 (the "Notes") which enabled it to complete this exchange offer, consummate the merger with TCC, retire its remaining debt, and provide additional working capital. The Company incurred costs of approximately $4.0 million, net of income taxes, related to a 5.5% premium paid to retire its Senior Notes and Subordinated Debentures, wrote-off the unamortized balance of the related original issue discount and deferred finance costs of approximately $1.3 million and $1.8 million, net of income taxes, respectively, and also incurred costs related to the retirement of a revolving credit facility of TCC of approximately $1.8 million, net of income taxes. The aggregate of the foregoing items totaling $8.9 million, net of income taxes, is shown as an extraordinary item in 1996T.

  Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes are redeemable at the option of the Company at any time after November 15, 2000 at a price equal to 105 7/8% declining to par if redeemed after November 15, 2002. The Notes contain certain financial covenants and were exchanged for identical notes in a registered exchange offer in April 1996. Additionally, the Notes restrict the payment of cash dividends and certain other distributions from the Company to CLC.

                     Coinmach Corporation and Subsidiaries

7. DEBT (CONTINUED)

  In February 1997, the Company redeemed all of its outstanding Senior Notes at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18, 1997, in an aggregate amount of approximately $5.4 million. As part of the premium paid to redeem the Senior Notes, together with the writeoff of all unamortized financing costs associated with these Senior Notes, the Company recognized an extraordinary charge of $502,000 (net of a tax benefit of $206,000).

b. CREDIT FACILITY

  On November 30, 1995, the Company entered into a revolving credit facility, ("Credit Facility"), which provided up to a maximum of $35 million and which replaced certain credit facilities of both Solon and TCC. Availability under the Credit Facility was limited by an amount equal to one semi-annual interest payment on the Notes. Interest on the borrowings was payable monthly at a rate per annum no greater than the sum of LIBOR plus 2.50%. The Company was obligated to pay an unused line fee in an amount equal to 0.5% of the unused availability payable monthly in arrears. Borrowings under the Credit Facility were secured by real and personal property of the Company and also required the Company, among other things, to maintain certain financial ratios and restrict additional investments and indebtedness.

  On January 8, 1997, the Company entered into a senior financing arrangement under the New Credit Facility, with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and other certain lending institutions named therein (collectively, the "Banks"), replacing the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997 and prior to giving effect to payment of principal installments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and a Tranche B term loan in the amount of $160 million. The Tranche B term loan was increased by $60 million effective June 2, 1997. The New Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

                     Coinmach Corporation and Subsidiaries

7. DEBT (CONTINUED)

  Interest on the Company's borrowings under the New Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the New Credit Facility).

  Indebtedness under the New Credit Facility is secured by all of the Company's real and personal property. CLC has guaranteed the indebtedness under the New Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the New Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates.

Debt outstanding under the New Credit Facility as of March 28, 1997, consisted of the following (in thousands):

Term loan A, quarterly payments of $750
 commencing March 31, 1997, and
 increasing to $1,000 March 31, 1998,
 $1,250 March 31, 1999, and $2,000
 March 31, 2002. (Interest rate of
 7.6875% at March 28, 1997)                $ 30,000
Term loan B, semi-annual payments of
 $500 commencing June 30, 1997 with the
 final three payments of $31,333 on
 June 30, 2003, December 31, 2003 and
 June 30, 2004. (Interest rate of 8.125%
 at March 28, 1997)                         100,000
Revolving line of credit                         --
                                        -----------
                                           $130,000
                                        ===========

                     Coinmach Corporation and Subsidiaries

8. RETIREMENT SAVINGS PLAN

Coinmach maintains several defined contribution plans (including the "Coinmach Plan," "Solon Plan" and "Kwik Wash Plan," collectively, the "Plans") meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the Plans require employees meeting certain age, employment status and minimum entry requirements as allowed by law.

Contributions to the plans for 1997, 1996T, 1995S and 1995P amounted to approximately $140,000, $43,000, $43,000, and $0, respectively. Contributions to the Solon Plan during fiscal 1994, which under the terms of the Solon Plan is matched at a percentage determined annually by the Solon Board of Directors, amounted to $103,000. Solon issued $103,000 of its common stock to satisfy its accrued obligation to the Plan.

The Company does not provide for any other postretirement benefits.

9. STOCK OPTION PLAN

Solon had adopted a stock option plan (the "Option Plan") in September 1987. The Option Plan authorized the granting of incentive stock options, nonqualified options, or a combination of the foregoing, to certain key employees and directors.

Under the terms of the Option Plan, 1,250,000 common shares were reserved for issuance upon exercise of options. Shares for options that had expired or had been surrendered or canceled without having been exercised may again have been optioned under the Option Plan.

Each option granted was exercisable into one common share of Solon. In general, 50% of stock options granted became exercisable five years after the date of grant, with 12 1/2% of the options becoming exercisable in each of the subsequent four years.

As of September 29, 1995 and September 30, 1994, there was a total of 212,000 and 970,000, stock options outstanding, respectively, exercisable at prices between $.98 and $1.23 per common share. No options had been exercised since Solon adopted the Option Plan. As a result of the merger with TCC, the Option Plan was canceled; participants in the Option Plan received in aggregate consideration of approximately $34,000.

                     Coinmach Corporation and Subsidiaries

10. INCOME TAXES

The components of the Company's net deferred tax liabilities were as follows (in thousands):

                                          MARCH 28, 1997   MARCH 29, 1996
                                        ---------------------------------
Deferred tax liabilities:
 Accelerated tax depreciation and
  contract rights                                $73,809          $26,537
 Other, net                                        1,516            1,449
                                        ---------------------------------
                                                  75,325           27,986
                                        ---------------------------------
Deferred tax assets:
 Net operating loss carryforwards                  9,544            8,549
 Stock compensation expense                          476               --
 Other                                               115              973
 Valuation allowance for deferred tax
  assets                                            (460)            (460)
                                        ---------------------------------
                                                   9,675            9,062
                                        ---------------------------------
Net deferred tax liabilities                     $65,650          $18,924
                                        =================================

Deferred taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes and contract rights acquired which are not deductible for tax purposes.

As of April 5, 1995, the deferred tax asset and related valuation allowance relating to Solon were netted and reduced to $2.6 million to reflect the net operating loss available pursuant to limitations imposed under provisions of the Internal Revenue Code regarding changes in ownership. In addition, as of April 5, 1995, TCC had recorded a deferred tax asset of $460,000 with a valuation allowance of the same amount. The deferred tax asset recorded subsequently do not reflect a valuation allowance because the loss can be utilized against the deferred tax liabilities in the carryforward period. The net operating loss carryforwards, which expire between fiscal years 2001 through 2008, consist of approximately $7 million (after the limitation) relating to the Predecessor company and approximately $16.3 million relating to the Company.

During the fourth quarter of fiscal 1994, Solon evaluated the realizability of previously recorded deferred tax assets and concluded that due to certain transactions which have

                     Coinmach Corporation and Subsidiaries

10. INCOME TAXES (CONTINUED)

occurred subsequent to October 1, 1993, it was more likely than not that such assets would not be fully realizable. Accordingly, Solon established a $3.7 million valuation allowance as of September 30, 1994. The charge for this valuation allowance is included in the deferred tax provision in the accompanying Combined and Consolidated Statement of Operations.

The (benefit) provision for income taxes consists of (in thousands):

                                    SIX-MONTH
                                    TRANSITION
                   YEAR               PERIOD              APRIL 5,       OCTOBER 1,         YEAR
                   ENDED               ENDED              1995 TO         1994 TO           ENDED
                  MARCH 28,          MARCH 29,          SEPTEMBER 29,     APRIL 4,       SEPTEMBER 30,
                    1997               1996                 1995            1995             1994
         --------------------------------------------------------------------------------------------
                                                          SUCCESSOR     PREDECESSOR       PREDECESSOR
Federal           $(2,039)            $(5,215)             $(1,760)        $  --               $2,517
State                (474)             (1,088)                (102)           50                  245
         --------------------------------------------------------------------------------------------
                  $(2,513)            $(6,303)             $(1,862)        $  50               $2,762
         ============================================================================================

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                                               SIX-MONTH                             OCTOBER 1,        YEAR
                                               YEAR        TRANSITION PERIOD        APRIL 5,          1994 TO         ENDED
                                               ENDED             ENDED               1995 TO          APRIL 4,    SEPTEMBER 30,
                                          MARCH 28, 1997     MARCH 29, 1996    SEPTEMBER 29, 1995       1995           1994
                                        ---------------------------------------------------------------------------------------
                                                                                    SUCCESSOR       PREDECESSOR    PREDECESSOR

Expected tax benefit                             $(4,563)            $(1,201)             $(2,655)        $(588)        $(1,413)
State tax benefit, net of federal taxes             (308)               (170)                (320)          (69)            (55)
Permanent book/tax differences:
 Goodwill                                          1,100                 373                1,000           394             530
 Stock compensation expense                          311                  --                   --            --              --
 Other                                               947                  --                  113            --              --
 Valuation allowance                                  --                  --                   --           313           3,700
                                        ---------------------------------------------------------------------------------------
Tax (benefit)/provision                          $(2,513)            $  (998)             $(1,862)        $  50         $ 2,762
                                        =======================================================================================

                     Coinmach Corporation and Subsidiaries

10. INCOME TAXES (CONTINUED)

The Company made cash payments for income taxes of approximately $204,000, $36,000, $194,000, and $29,000 for 1997 1996T, 1995S and fiscal year 1994, respectively. There were no income tax payments made in 1995P.

11. COMMON STOCK

Solon and its stockholders had entered into a Stockholders' Agreement dated as of September 28, 1987. Pursuant to this Agreement, Solon was required to purchase shares of its common stock from selling management stockholders or their estates in the event of death, disability, termination of employment, and certain other circumstances. Pursuant to the terms of the Stockholders' Agreement, such purchases were made based on the higher of the stockholders' cost or by an earnings related formula defined in the Agreement. During fiscal 1994, Solon acquired 270,000 shares, pursuant to this Agreement at a total cost of $270,000, from management stockholders. Such shares have been retired and canceled. The Stockholders' Agreement was terminated effective July 12, 1994.

On November 30, 1995, the Company effected a recapitalization, whereby it reduced its authorized $.01 par value common stock to 1,000 shares and issued 100 of such shares to CLC. All references in the Successor periods reflect this recapitalization.

As of September 29, 1995, receivables from stockholders reflect advances to CLC of $2,000,000 and notes receivable from management stockholders of CLC of $338,000. During the year ended March 28, 1997 and the six-month transition period ending March 29, 1996, approximately $1.4 million and $.6 million, respectively, was repaid by CLC. Such amounts have been reflected as reductions of stockholder's equity (deficit) in the accompanying Successor periods balance sheets.

                     Coinmach Corporation and Subsidiaries

12. INITIAL PUBLIC OFFERING OF COINMACH LAUNDRY CORP.

During July and August 1996, CLC completed its initial public offering (the "Offering") (including an over-allotment option) of 4,183,642 shares of its Class A common stock, par value $.01 per share (the "CLC Common Stock") at an initial public offering price of $14.00 per share.

Proceeds from the Offering and over allotment option were approximately $54.5 million, after underwriting discounts and commissions and before expenses. Proceeds from the Offering were approximately $35.3 million, before expenses. Part of the proceeds from the Offering were invested in the Company.

13. RELATED PARTY TRANSACTIONS

Prior to the Offering, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $83,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of CLC were forgiven and have been accounted for as a stock-based compensation charge in 1997.

During July and September 1996, in connection with the Offering, CLC granted certain nonqualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock. The Options vest in equal annual installments (20% vest on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of CLC Common Stock as a stock-based compensation charge over the applicable vesting period.

                     Coinmach Corporation and Subsidiaries

13. RELATED PARTY TRANSACTIONS (CONTINUED)

For the year ended March 28, 1997, the Company has recorded a stock-based compensation charge of approximately $798,000 relating to the Options.

To finance certain acquisitions and provide working capital, CLC advanced to the Company approximately $23.8 million net, during 1997. Such advances are noninterest bearing and have no repayment terms.

14. COMMITMENTS AND CONTINGENCIES

Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $2,307, $1,235, $1,139, $807, and $1,577 for 1997, 1996T, 1995S, 1995P, and fiscal year 1994, respectively (in thousands).

Future minimum rental commitments under all noncancelable operating leases as of March 28, 1997 are as follows (in thousands):

1998                        $ 4,140
1999                          3,668
2000                          3,056
2001                          2,287
2002                          1,218
2003 and future periods       1,096
                         ----------
                            $15,465
                         ==========

The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 28, 1997 is approximately $1.6 million.

The Company is party to various legal proceedings incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition or results of operations of the Company.

                     Coinmach Corporation and Subsidiaries

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with insurance coverages, which include workers compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Under the provision of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash equivalents, receivables, the New Credit Facility, and other long-term debt approximates their fair value at March 28, 1997. The carrying amount and related estimated fair value for the Company's Senior Notes at March 28, 1997 (the carrying amount approximated the estimated fair market at March 29, 1996) are as follows (in thousands):

                              CARRYING     ESTIMATED
                               AMOUNT      FAIR VALUE
                           -----------------------------

11  3/4% Senior Notes           $196,655    $216,320

The fair value of the Senior Notes has been determined through information obtained from quoted market prices.

16. OTHER ASSETS

In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in five equal annual installments commencing in July 1997, with interest accruing at a rate of 7.5% per annum. The amount of such a loan is included in other assets as of March 28, 1997.

                     Coinmach Corporation and Subsidiaries

17. SUBSEQUENT EVENTS

Through May 1997, the Company completed certain acquisitions of businesses or assets of businesses, with purchase prices aggregating $46.0 million, utilizing funds available under the New Credit Facility.