Form 10-Q
period 1997-06-27
COINMACH CORP
filed 1997-08-11
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 27, 1997

                                       OR

{   }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________.

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
YES  X  NO   .
    ---   ---

AS OF THE CLOSE OF BUSINESS ON AUGUST 6, 1997, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.

                              COINMACH CORPORATION

                                     INDEX
                                     -----

PART I.

Financial Information                                              Page No.
---------------------                                              --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         June 27, 1997 (Unaudited) and March 28, 1997                      3

         Condensed Consolidated Statements of Operations (Unaudited)-
         Three Months Ended June 27, 1997 and June 28, 1996                4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended June 27, 1997 and June 28, 1996                5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                     6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-13

PART II.

Other Information                                                         14
-----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page                                                            15
--------------

                             COINMACH CORPORATION
                             --------------------

PART I. FINANCIAL INFORMATION
        ---------------------

        ITEM 1.   FINANCIAL STATEMENTS
        -------   --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                         June 27, 1997   March 28, 1997/1/
                                                         --------------  ------------------
                                                          (Unaudited)
ASSETS:
Cash and cash equivalents                                     $ 13,148            $ 10,110
Receivables, net                                                 6,467               6,894
Inventories                                                     10,304               7,959
Prepaid expenses                                                 3,993               3,170
Advance rental payments                                         43,975              38,472
Property and equipment, less accumulated
  depreciation of $48,077 and $42,017                          126,855             112,116
Contract rights, less accumulated amortization of
  $24,252 and $19,815                                          208,367             180,557
Goodwill, less accumulated amortization of $7,204 and
  $5,574                                                       104,246              95,771
Other assets                                                    11,981              12,501
                                                              --------            --------
Total assets                                                  $529,336            $467,550
                                                              ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable                                              $ 10,745            $  8,946
Accrued commissions                                             13,090              10,573
Accrued interest                                                 4,261               9,712
Other accrued expenses                                          10,329               8,986
Due to Coinmach Laundry Corporation                             20,931              22,432
Deferred income taxes                                           74,570              65,650
11-3/4% Senior Notes                                           196,655             196,655
Credit facility                                                188,000             130,000
Other Long-term debt                                             2,255               2,623

Stockholder's equity:
  Common stock and capital in excess of par value               41,391              41,391
  Notes receivable from management                                (254)               (254)
  Accumulated deficit                                          (32,637)            (29,164)
                                                              --------            --------
Total stockholder's equity                                       8,500              11,973
                                                              --------            --------

Total liabilities and stockholder's equity                    $529,336            $467,550
                                                              ========            ========

The accompanying notes are an integral part of these financial statements.


______

1. The March 28, 1997 Balance Sheet has been derived from the audited financial statement as of that date.

                             COINMACH CORPORATION
                             --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)


                                                Three Months Ended
                                           ----------------------------

                                                 June 27,      June 28,
                                                  1997          1996
                                           ----------------------------
REVENUES                                        $72,095        $47,940

COSTS AND EXPENSES:

    Laundry operating expenses                   48,236         32,580
    General and administrative expenses           1,463          1,016
    Depreciation and amortization                16,475          9,810
    Stock-based compensation charge                 104              -
                                                -------        -------
                                                 66,278         43,406
                                                -------        -------
OPERATING INCOME                                  5,817          4,534

INTEREST EXPENSE, NET                            10,090          6,121
                                                -------        -------
LOSS BEFORE INCOME TAXES                         (4,273)        (1,587)
                                                -------        -------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Currently payable                                50             50
    Deferred                                       (850)          (450)
                                                -------        -------
                                                   (800)          (400)
                                                -------        -------
NET LOSS                                        $(3,473)       $(1,187)
                                                =======        =======




The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                                    Three Months Ended
                                                                              ------------------------------
                                                                              June 27, 1997   June 28, 1996
                                                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (3,473)       $ (1,187)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                                                  16,475           9,810
      Deferred income taxes                                                            (850)           (450)
      Stock-based compensation charge                                                   104               -
      Amortization of debt discount and debt issuance costs                             138             130
    Increase or decrease in operating assets and liabilities,
      net of business acquired:
        Decrease (increase) in other assets                                             870            (841)
        Decrease in receivables, net                                                    896           1,109
        Increase in inventories and prepaid expenses                                 (1,810)         (1,409)
        Decrease in accounts payable                                                   (167)           (134)
        Decrease in accrued interest                                                 (5,451)         (4,610)
        Increase in accrued expenses, net                                             1,912           1,494
                                                                                   --------        --------
   Net cash provided by operating activities                                          8,644           3,912
                                                                                   --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                              (9,429)         (5,942)
    Advance rental payments to location owners                                       (3,639)         (2,628)
    Additions to net assets related to acquisitions of businesses                   (47,548)        (16,722)
                                                                                   --------        --------
   Net cash used for investing activities                                           (60,616)        (25,292)
                                                                                                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments of bank and other borrowings                                        (225)          4,887
    Net advances to parent                                                           (1,605)              -
    Deferred debt issuance costs                                                       (900)             79
    Proceeds from issuance of term loans from credit facility                        58,000               -
    Principal payments on capitalized lease obligations                                (260)           (108)
                                                                                   --------        --------
    Net cash provided by financing activities                                        55,010           4,858
                                                                                   --------        --------
    Net increase (decrease) in cash and cash equivalents
                                                                                      3,038         (16,522)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       10,110          19,723
                                                                                   --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 13,148        $  3,201
                                                                                   ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:                                                                      $ 15,428        $ 10,714
    Interest paid                                                                  ========        ========


The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Coinmach Corporation (the "Company"), a Delaware corporation, is primarily engaged in providing coin-operated laundry equipment services to multi-family housing properties throughout the United States. After giving effect to the National Coin Acquisition (as hereinafter defined), the Company owns and operates approximately 414,000 coin-operated washers and dryers in over 40,000 locations on routes in 31 states, the District of Columbia and Mexico and in 151 retail laundromats located throughout Texas. Coinmach Corporation, through its wholly-owned subsidiary, Super Laundry Equipment Corp., a New York corporation ("Super Laundry"), also is a construction and laundromat equipment distribution company. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and Super Laundry. On July 17, 1997, the Company completed the acquisition of the route businesses of National Coin Laundry, Inc. and Whitmer Vend-O-Mat Laundry Services, Inc. and the distribution business of National Laundry Equipment Company for an aggregate cash purchase price of approximately $19.0 million, excluding transaction costs (the "National Coin Acquisition"). See
Note 7, "Subsequent Events." The results of operations for the three month period ended June 27, 1997 do not take into account the National Coin Acquisition.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 28, 1997.

3. LONG-TERM DEBT

At June 27, 1997, the Company had long-term debt consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and (b) $188 million of term loans. The outstanding term loans were made pursuant to a senior financing arrangement obtained by the Company in January, 1997 consisting of a $190 million term loan facility and a $70 million revolving credit facility (the "New Credit Facility"). Indebtedness under the New Credit Facility is secured by

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. LONG-TERM DEBT (continued)

all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the New Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the New Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the Senior Notes and the New Credit Facility limit the Company's ability to pay dividends. At June 27, 1997, there were no amounts outstanding under the Company's revolving credit facility.

4. INITIAL PUBLIC OFFERING OF COINMACH LAUNDRY

During July and August 1996, Coinmach Laundry completed its initial public offering (the "Offering") of 4,183,642 shares of its Class A Common Stock, par value $.01 per share (the "CLC Common Stock") at a price of $14.00 per share.

Proceeds from the Offering and over-allotment option were approximately $54.5 million, after underwriting discounts and commissions and before expenses. After giving effect to the redemption of shares of Coinmach Laundry Series A preferred stock, proceeds from the Offering were approximately $35.3 million, before expenses. Part of the proceeds from the Offering were invested in the Company.

5. RELATED PARTY TRANSACTIONS

Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in July 1996. In addition, approximately $83,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of Coinmach Laundry were forgiven and had been accounted for as a stock-based compensation charge in July 1996.

During July and September 1996, in connection with the Offering, Coinmach Laundry granted certain nonqualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock. The Options vest in equal annual installments (20% vest on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of CLC Common Stock as a stock-based compensation charge over the applicable vesting period.

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended June 27, 1997, the Company has recorded a stock-based compensation charge of approximately $104,000 related to the Options.

6. ACQUISITION

On April 23, 1997, pursuant to the terms and conditions of a Merger Agreement dated as of March 20, 1997, the Company completed the acquisition and merger of Reliable Holding Corp. ("Reliable") and its subsidiaries Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V., and Automatica S.A. de C.V. (collectively, the "Reliable Entities") with and into the Company, for $44 million in cash (excluding transaction expenses). The Reliable Entities provide coin-operated laundry equipment services to multi-family dwellings in California and Mexico.

7. SUBSEQUENT EVENT

On July 17, 1997, the Company consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of National Coin Laundry Holding, Inc., an Ohio Corporation ("NCLH") and National Laundry Equipment Company, an Ohio corporation ("NLEC"). NCLH is the parent of National Coin Laundry, Inc., an Ohio corporation ("NCL"). In a related transaction, the Company acquired substantially all of the assets of Whitmer Vend-O-Mat Laundry Services, Inc., an Indiana corporation ("Whitmer") that is an affiliate of NCLH, NLEC and NCL. The Company acquired NCLH, NLEC, NCL and Whitmer (collectively, the "NCL Entities") for an aggregate purchase price of approximately $19.0 million in cash. The NCL Entities provide coin-operated laundry equipment services to multi-family dwellings in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts. Subsequent to the acquisition of Whitmer and of the other NCL Entities, such other entities were merged with and into the Company.

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements that involve certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 28, 1997. The results of operations for the three month period ended June 27, 1997 do not take into account the National Coin Acquisition.

GENERAL

The Company is principally engaged in the business of supplying coin-operated laundry equipment services to multi-family housing properties in 31 states, the District of Columbia and Mexico operating in 151 retail laundromats located throughout Texas. The most significant revenue source is derived from its routes, which, giving effect to the National Coin Acquisition, are currently comprised of over 40,000 locations containing approximately 414,000 coin-operated washing machines and dryers. The Company provides coin-operated laundry equipment services to locations by leasing designated laundry rooms in buildings on a long-term basis. The Company is a wholly owned subsidiary of Coinmach Laundry.

The Company also owns and operates Super Laundry. Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive and non-exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1997.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 27, 1997 AND JUNE 28, 1996

Revenues increased by approximately 50% for the three months ended June 27, 1997, as compared to the prior year's corresponding period. The improvement in revenues for the three month period consisted primarily of increased route revenues resulting from internal expansion, the acquisition of the route and laundromat business of Kwik Wash Laundries L.P. in January 1997 ("the Kwik Wash Acquisition") and the acquisition of the route business of Reliable Holding Corp. in April 1997 (the "Reliable Acquisition"). During the three month period ended June 27, 1997, the Company's installed base increased by approximately 5,500 machines from internal growth (excluding the machines added from the Reliable Acquisition) as compared to an increase of approximately 2,200 machines during the prior year period.

Laundry operating expenses increased by approximately 48%, for three month period ended June 27, 1997, as compared to the prior year's corresponding period. The increase was due primarily to an increase in laundry operating expenses related to the Kwik Wash Acquisition and the Reliable

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Acquisition. Such increase in laundry operating expenses was offset partially by the implementation of cost savings programs in the Company's field operations and the consolidation of certain operating regions relating to certain acquisitions during the prior year period.

General and administrative expenses increased by approximately $0.4 million, for the three month period ended June 27, 1997, as compared to the prior year's corresponding period. The increase for the period was due to various expenses associated with (i) the implementation of the Company's acquisition strategy,
(ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development, refinement and integration, in each case, resulting from Coinmach Laundry's recent acquisitions.

Depreciation and amortization increased by approximately 68% for the three month period ended June 27, 1997, as compared to the prior year's corresponding period, due primarily to the contract rights and goodwill associated with the Kwik Wash Acquisition and the Reliable Acquisition as well as an increase in capital expenditures for the installed base of machines. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $8.7 million in non-cash purchase accounting related depreciation and amortization charges for the current year period as compared to $5.8 million for the prior year's corresponding period.

Coinmach Laundry granted Options to certain members of management to purchase shares of CLC Common Stock at a 15% discount to the initial offering price of the CLC Common Stock. With respect to such options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. During the three months ended June 27, 1997, the Company recorded a stock-based compensation charge of approximately $104,000 relating to such options.

As a result of the above, operating income margins were approximately 8% for the three month period ended June 27, 1997, as compared to approximately 9%, for the three month period ended June 28, 1996.

Interest expense, net increased by approximately 65% for the three month period ended June 27, 1997, as compared to the prior year's corresponding period, due primarily to interest on indebtedness under the New Credit Facility. Partially offsetting this increase in interest expense was interest income earned on excess cash balances generated from operations.

EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $22.4 million (before deduction for stock-based compensation charges) for the three months ended June 27, 1997, as compared to approximately $14.3 million for the corresponding period in 1996, representing an improvement of approximately 56%. EBITDA margins improved to approximately 31% for the three months ended June 27, 1997, compared to approximately 30% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULT OF OPERATIONS (continued)

future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill and contract rights amortization).

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have substantial indebtedness and debt service requirements. At June 27, 1997, the Company had outstanding long-term debt (excluding advances from Coinmach Laundry) of approximately $386.9 million and stockholder's equity of approximately $8.5 million.

The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and will limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the coin-operated laundry equipment services industry and to economic conditions in general will be limited. At June 27, 1997, there was no amount outstanding under the Company's revolving credit facility.

The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 27, 1997 were approximately $60.6 million. Of such amount, the Company spent approximately $47.6 million in acquisition and related transaction costs, including the Reliable Acquisition, and approximately $3.9 million related to the net increase in the installed base of machines. The balance was used to maintain the existing machine base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base of machines are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors including the timing of the capital expended.

The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments under the New Credit Facility and semi-annual cash interest payments on the 11 3/4% Senior Notes due 2005 (the "Senior Notes").

Effective June 2, 1997, the Company entered into an amendment to the New Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein, to increase the principal amount of the Tranche B term loan by $60 million. The New Credit Facility, as amended and prior to giving effect to payment of principal installments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and Tranche B term loan in the amount of $160 million. The New Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

In connection with the Company's January 1997 acquisition of KWL, Inc. ("KWL") and Kwik-Wash Laundries, Inc. ("Kwik Wash"), the sole partners of Kwik Wash Laundries, L.P., Coinmach Laundry issued a $15 million promissory note (the "Kwik Wash Note") in partial payment of the purchase price for the outstanding voting securities of KWL and Kwik Wash.

Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the New Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the Senior Notes or in the New Credit Facility could result in an acceleration of all amounts due under the indenture and the New Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the New Credit Facility or the indenture governing the Senior Notes.

The Company's depreciation and amortization expenses (aggregating approximately $16.5 million for the three months ended June 27, 1997) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

On July 17, 1997, the Company consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of NCLH and NLEC. NCLH is the parent of NCL. In a related transaction, the Company acquired substantially all of the assets of Whitmer, an affiliate of NCLH, NLEC and NCL. The Company acquired the NCL Entities for an aggregate purchase price of approximately $19.0 million in cash. The NCL Entities provide

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

coin-operated laundry equipment services to multi-family dwellings in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and selling service contracts. Subsequent to the acquisition of Whitmer and of the other NCL Entities, such other entities were merged with and into the Company. The New Credit Facility was used to fund the National Coin Acquisition.

As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates, successfully complete such transactions or effectively manage the integration of acquired businesses into its existing business.

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

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               10.55 Amendment Number One and Waiver, dated as of June 2, 1997, to the Credit Agreement, dated as of January 8, 1997, among the Company, Coinmach Laundry, the Lending Institutions named therein, Bankers Trust Company,
                      First Union National Bank of North Carolina and Lehman Commercial Paper, Inc.

               27.1   Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------

               None

                             COINMACH CORPORATION
                             --------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 1997

                              COINMACH CORPORATION


                              /s/ ROBERT M. DOYLE
                                  ------------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)