Form 10-Q
period 1997-09-26
COINMACH CORP
filed 1997-11-10
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

As of the close of business on November 6, 1997, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                              COINMACH CORPORATION

                                      INDEX
                                      -----
PART I.

Financial Information                                                          Page No.
---------------------                                                          --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 26, 1997 (Unaudited) and March 28, 1997                          3

         Condensed Consolidated Statements of Operations (Unaudited)-
         Three and Six Months Ended September 26, 1997 and September 27, 1996       4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three and Six Months Ended September 26, 1997 and September 27, 1996       5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                              6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10-14


PART II.

Other Information                                                                  15
-----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature Page                                                                     16
--------------

                              COINMACH CORPORATION
                              --------------------

PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.   FINANCIAL STATEMENTS
         -------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)

                                                    September 26, 1997        March 28, 1997 (1)
                                                    ------------------        ---------------
                                                        (Unaudited)
ASSETS:
Cash and cash equivalents                                $  16,349               $  10,110
Receivables, net                                             8,633                   6,894
Inventories                                                 12,456                   7,959
Prepaid expenses                                             3,728                   3,170
Advance rental payments                                     47,540                  38,472
Property and equipment, less accumulated
  depreciation of $56,565 and $42,017                      130,348                 112,116
Contract rights, less accumulated amortization of
  $29,358 and $19,815                                      217,371                 180,557
Goodwill, less accumulated amortization of $8,956
  and $5,574                                               109,027                  95,771
Other assets                                                13,735                  12,501
                                                         ---------               ---------
Total assets                                             $ 559,187               $ 467,550
                                                         =========               =========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable                                         $   9,971               $   8,946
Accrued commissions                                         13,065                  10,573
Accrued interest                                            10,871                   9,712
Other accrued expenses                                      12,822                   8,986
Due to Coinmach Laundry Corporation                         27,075                  22,432
Deferred income taxes                                       78,803                  65,650
11 3/4% Senior Notes                                       196,655                 196,655
Credit facility                                            203,250                 130,000
Other long-term debt                                         2,411                   2,623

Stockholder's equity:

  Common stock and capital in excess of par value           41,391                  41,391
  Notes receivable from management                            (254)                   (254)
  Accumulated deficit                                      (36,873)                (29,164)
                                                         ---------               ---------
Total stockholder's equity                                   4,264                  11,973
                                                         ---------               ---------

Total liabilities and stockholder's equity               $ 559,187               $ 467,550
                                                         =========               =========

  The accompanying notes are an integral part of these financial statements.

---------------

1. The March 28, 1997 Balance Sheet has been derived from the audited financial statement as of that date.

                             COINMACH CORPORATION
                             --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)

                                                 Three Months Ended               Six Months Ended
                                             -----------------------------  -----------------------------
                                             September 26,   September 27,  September 26,   September 27,
                                                 1997            1996           1997              1996
                                             -------------   -------------  -------------   -------------
REVENUES                                      $  77,702       $  46,506       $ 149,797       $  94,446

COSTS AND EXPENSES:
  Laundry operating expenses                     52,074          31,016         100,310          63,596
  General and administrative expenses             1,423           1,076           2,886           2,092
  Depreciation and amortization                  18,105          10,382          34,580          20,192
  Stock-based compensation charge                   358           1,460             462           1,460
                                              ---------       ---------       ---------       ---------
                                                 71,960          43,934         138,238          87,340
                                              ---------       ---------       ---------       ---------

OPERATING INCOME                                  5,742           2,572          11,559           7,106

INTEREST EXPENSE, NET                            11,083           6,224          21,173          12,345
                                              ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES                         (5,341)         (3,652)         (9,614)         (5,239)
                                              ---------       ---------       ---------       ---------

PROVISION (BENEFIT) FOR INCOME TAXES:
  Currently payable                                 100             100             150             150
  Deferred                                       (1,205)         (1,300)         (2,055)         (1,750)
                                              ---------       ---------       ---------       ---------
                                                 (1,105)         (1,200)         (1,905)         (1,600)
                                              ---------       ---------       ---------       ---------

NET LOSS                                      ($  4,236)      ($  2,452)      ($  7,709)      ($  3,639)
                                              =========       =========       =========       =========

  The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)

                                                                    Six Months Ended
                                                            ---------------------------------
                                                            September 26,       September 27,
                                                                1997                1996
                                                            -------------       -------------
OPERATING ACTIVITIES:
  Net loss                                                    ($ 7,709)           ($ 3,639)
  Adjustment to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                               34,580              20,192
    Deferred income taxes                                       (2,055)             (1,750)
    Stock-based compensation charge                                462               1,460
    Amortization of debt discount and debt issuance                305                 261
  Increase or decease in operating assets and liabilities,
      net of business acquired:
    Increase in other assets                                    (1,182)               (690)
    Decrease (increase) in receivables, net                         88                 (63)
    Increase in inventories and prepayments                     (2,204)             (1,177)
    Decrease in accounts payable                                (1,498)               (394)
    Increase in accrued interest                                 1,159                 996
    Increase in accrued expenses, net                              412                 688
                                                              --------            --------

  Net cash provided by operating activities                     22,358              15,884
                                                              --------            --------

INVESTING ACTIVITIES:
  Additions to property and equipment                          (18,940)            (12,555)
  Advance rental payments to location owners                    (6,660)             (4,872)
  Additions to net assets from acquired businesses             (66,300)            (17,623)
                                                              --------            --------

  Net cash used for investing activities                       (91,900)            (35,050)
                                                              --------            --------

 FINANCING ACTIVITIES:
  Net repayments of bank and other borrowings                     (262)               (136)
  Net advances from parent                                       4,181               4,984
  Proceeds from credit facility, net of repayments              73,250                   -
  Deferred debt issuance costs                                    (900)                (90)
  Principal payments on capitalized lease obligations             (488)               (229)
                                                              --------            --------

  Net cash provided by financing activities                     75,781               4,529
                                                              --------            --------

  Net increase (decrease) in cash and cash equivalents           6,239             (14,637)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  10,110              19,723
                                                              --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 16,349            $  5,086
                                                              ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                               $ 19,628            $ 11,131
                                                              ========            ========

  The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Description of Business

         Coinmach Corporation (the "Company"), a Delaware corporation, is the leading supplier of out-sourced coin-operated laundry equipment services to multi-family housing properties in the United States. The Company's business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. On September 26, 1997 the Company owned and operated approximately 417,000 coin-operated washers and dryers in approximately 42,000 multi-family housing properties on routes throughout the United States and 151 retail laundromats located throughout Texas. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry").

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

3. Long-term Debt

         On September 26, 1997, the Company had outstanding long-term debt consisting of (a) approximately $196.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $187.3 million of term loans, and (c) $16.0 million of revolving loans. The outstanding term loans and revolving loans were made pursuant to a senior financing arrangement obtained by the Company in January, 1997 consisting of a $190 million term loan facility and a $70 million revolving credit facility (the "Credit Facility").

         On October 8, 1997, the Company completed the private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Senior Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. The Company used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million as of November 10,1997. See Note 7-"Subsequent Events."

         Indebtedness under the Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain terms and provisions, events of default, and customary restrictive covenants and

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Long-term Debt (continued)

agreements, the Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the Senior Notes and the Credit Facility limit the Company's ability to pay dividends.

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

5. Related Party Transactions

         Prior to the Offering, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in July 1996. In addition, in July 1996 approximately $83,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of Coinmach Laundry were forgiven and had been accounted for as a stock-based compensation charge.

         During July and September 1996, in connection with the Offering, Coinmach Laundry granted certain nonqualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock. The Options vest in equal annual installments (20% vest on the date of grant and the remainder vest over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options granted to employees of the Company, the Company will record the difference between the exercise price and the initial offering price of CLC Common Stock as a stock-based compensation charge over the applicable vesting period.

         On September 17, 1996, Coinmach Laundry granted to certain of its directors, each of whom was appointed by the Board of Directors of Coinmach Laundry on such date to serve as independent directors, options entitling each such director to purchase up to 60,000 shares of CLC Common Stock (the "Independent Director Options"). The Independent Director Options vest in equal annual installments (25% vest immediately on the date of grant and the remainder vest over a three year period), commencing on September 17, 1996, and entitle each such director to purchase shares of CLC Common Stock at the initial public offering price of the CLC Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the CLC Common Stock on September 17, 1996 as a stock-based compensation charge over the applicable three year vesting period.

         On September 5, 1997, Coinmach Laundry granted certain non-qualified options (the "1997 Options") to certain members of management to purchase up to 200,000 shares of CLC Common Stock at an exercise price of $11.90 per share of CLC Common Stock. The 1997 Options vest in equal annual installments (20% vest

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Related Party Transactions (continued)

immediately on the date of grant and the remainder over a four year period) commencing on September 5, 1997. The Company will record the difference between the exercise price of the 1997 Options and the fair market value of CLC Common Stock on September 5, 1997 as a stock-based compensation charge over the applicable four year vesting period.

         For the six months ended September 26, 1997, the Company recorded a stock-based compensation charge of approximately $462,000 and $470,000, respectively related to the Options, the Independent Director Options and the 1997 Options. See Note 7-"Subsequent Events" for a discussion of Coinmach Laundry's proposed offering of 2,500,000 shares of CLC Common Stock.

6. Acquisitions

         On January 8, 1997, the Company acquired (the "Kwik Wash Acquisition") 100% of the outstanding voting securities of the partners of Kwik Wash Laundries, L.P. ("Kwik Wash") for $125 million in cash and a $15.0 million promissory note issued by Coinmach Laundry. The Kwik Wash Acquisition enabled the Company to provide coin-operated laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas.

         On April 23, 1997, the Company completed the acquisition and merger (the "Reliable Acquisition") of Reliable Holding Corp. ("Reliable") and its subsidiaries, Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V., and Automatica S.A. de C.V. with and into the Company for $44 million in cash. The Reliable Acquisition provided the Company with a strong foothold in the California market and an entry into the northern Mexican market.

         On July 17, 1997, the Company acquired 100% of the outstanding voting securities of National Coin Laundry Holding, Inc., an Ohio Corporation ("NCLH") and National Laundry Equipment Company, an Ohio corporation ("NLEC") which is the parent of National Coin Laundry, Inc., an Ohio corporation ("NCL") and substantially all of the assets of Whitmer Vend-O-Mat Laundry Services, Inc., an Indiana corporation ("Whitmer"). The Company acquired (the "National Coin Acquisition") NCLH, NLEC, NCL and Whitmer for an aggregate purchase price of approximately $19.0 million in cash. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into the Company.

         The Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition have been accounted for as purchases. The Company has made preliminary allocations to fair value of the assets and liabilities assumed in such transactions as of their respective acquisition dates.

7.  Subsequent Event

         On October 8, 1997, the Company consummated the Bond Offering. The issue price was 109.875%, representing a 9.94% yield to maturity. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. The Company used approximately $105.4 million of the net proceeds from the

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


7. Subsequent Event (continued)

Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million as of November 10,1997.

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

General

         The Company is principally engaged in the business of supplying out-sourced coin-operated laundry equipment services to multi-family housing properties. On September 26, 1997, the Company owned and operated approximately 417,000 coin-operated washers and dryers in approximately 42,000 multi-family housing properties on routes throughout the United States and 151 retail laundromats located throughout Texas. The Company, through Super Laundry Equipment Corp. ("Super Laundry"), its wholly-owned subsidiary, is also a construction and laundromat equipment distribution company.

         The Company provides out-sourced coin-operated laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of servicing and collecting in the route business, including, payroll, parts, vehicles and other related items, the cost of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats.

         In addition to commission payments, many of the Company's leases require the Company to make advance rental payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners and managers of multi-family housing properties; (ii) operating, maintaining and servicing retail laundromats; and
(iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

Results of Operations

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended March 28, 1997.

THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996

         Revenues increased by approximately 67% and 59% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The improvement in revenues for the three and six month periods resulted primarily from the acquisition of the route and laundromat business of Kwik Wash Laundries L.P. in January 1997 (the "Kwik Wash Acquisition"), the acquisition of the route business of Reliable Holding Corp. in April 1997 (the "Reliable Acquisition"), the acquisition (the "National Coin Acquisition")

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

of the route business of National Coin Laundry Holding, Inc.
("NCLH"), National Coin Laundry, Inc. ("NCL"), National Laundry Equipment Company, Inc. ("NLEC") and Whitmer Vend-O-Mat Laundry Services, Inc. ("Whitmer"), and increased route revenues resulting from internal expansion. During such six month period, the Company's installed base increased by approximately 9,400 machines from internal growth (excluding the machines added from the Reliable Acquisition and the National Coin Acquisition) as compared to an increase of approximately 4,200 machines during the prior year's corresponding period.

         Laundry operating expenses increased by approximately 68% and 58% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses related to the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition.

         General and administrative expenses increased by approximately $0.3 and $0.8 million, for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods. The increase for the periods was due to various expenses associated with (i) costs relating to the Company's acquisition strategy, including legal and financial due diligence investigations of potential targets and related costs, (ii) the development and implementation of procedures for the management of investor relations, and (iii) systems development and refinement relating to the integration of prior acquisitions.

         Depreciation and amortization increased by approximately 74% and 71% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to the contract rights and goodwill associated with the Kwik Wash Acquisition, the Reliable Acquisition and the National Coin Acquisition as well as an increase in capital expenditures for the installed base of machines. As a result of the Company's acquisition activity since early 1995, the Company incurred approximately $18.9 million in non-cash depreciation and amortization charges for the six months ended September 26, 1997 as compared to $11.7 million for the prior year's corresponding period.

         In July 1996, Coinmach Laundry issued in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management. Coinmach Laundry recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock. In addition, in July 1996 approximately $103,000 of receivables relating to loans to management in connection with prior purchases of CLC Common Stock were forgiven and have been recorded as a stock-based compensation charge.

         During July and September 1996, Coinmach Laundry granted nonqualified options (the "Options") to purchase CLC Common Stock, to certain members of management and certain other individuals, which enable such persons to purchase shares of CLC Common Stock at a 15% discount to the initial offering price of the CLC Common Stock. With respect to the Options granted to its employees, the Company will record such discount as a stock-based compensation charge over the applicable four year vesting period. Coinmach Laundry also granted options to two of its disinterested directors (the "Independent Director Options"), which enable such persons to purchase an aggregate of 120,000 shares of CLC Common Stock at the initial offering price of CLC Common Stock. The Company will record the difference between the exercise price of the Independent Director Options and the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable three year vesting period.

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

         In September 1997, Coinmach Laundry granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of CLC Common Stock to certain members of management at an exercise price of $11.90 per share of Common Stock. The Company will record the difference between the exercise price of the 1997 Options and the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable four year vesting period. For the six months ended September 26, 1997 and September 27, 1996, the Company recorded a stock-based compensation charge of approximately $462,000 and $470,000 respectively, relating to the Options,the Independent Director Options and the 1997 Options.

         Operating income margins were approximately 7% and 8% for the three and six month periods ended September 26, 1997, as compared to approximately 6% and 7% for the three and six month periods ended September 27, 1996, respectively.

         Interest expense, net increased by approximately 78% and 72% for the three and six month periods ended September 26, 1997, respectively, as compared to the prior year's corresponding periods, due primarily to increased interest payable under the Company's senior financing arrangement obtained in January, 1997 (as amended, the "Credit Facility") resulting from increased borrowings to fund acquisitions.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization), before deduction for stock-based compensation charges, was approximately $46.6 million for the six months ended September 26, 1997, as compared to approximately $28.8 million for the corresponding period in 1996, representing an improvement of approximately 62%. EBITDA margins improved to approximately 31% for the six months ended September 26, 1997, compared to approximately 30% for the prior year's corresponding period. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (i) operating income (as determined by generally accepted accounting principles ("GAAP")) as an indicator of operating performance or (ii) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax difference (largely goodwill and contract rights amortization).

Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At September 26, 1997, the Company had outstanding long-term debt of approximately $402.3 million and stockholder's equity of approximately $4.3 million.

         The Company's level of indebtedness will have several important effects on its future operations including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness and will not be available for other purposes; (ii) the financial covenants contained

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

         The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 26, 1997 were approximately $91.9 million. Of such amount, the Company spent approximately $66.3 million in acquisition and related transaction costs, including the Reliable Acquisition and the National Coin Acquisition, and approximately $8.0 million related to the net increase in the installed base of machines. The balance was used to maintain the existing machine base and for general corporate purposes. The full impact on revenues and EBITDA generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments under the Credit Facility and semi-annual cash interest payments on the Senior Notes.

         The Company's depreciation and amortization expenses (aggregating approximately $34.6 million for the six months ended September 26, 1997) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase prices of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years. Although such accounting treatment can have a favorable effect on operating cash flow by reducing taxes, such treatment also reduces net income.

         Effective June 2, 1997, the Company entered into an amendment to the Credit Facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions named therein, to increase the principal amount of the Tranche B term loan by $60 million. The Credit Facility, as amended and prior to giving effect to payment of principal installments, consists of a $70 million revolving credit facility and a $190 million term loan facility, which is comprised of a Tranche A term loan in the amount of $30 million and Tranche B term loan in the amount of $160 million. The Credit Facility also provides for up to $10 million of letter of credit financing and short term borrowings under a swing line facility of up to $5 million.

         In connection with the Company's January 1997 acquisition of KWL, Inc. ("KWL") and Kwik-Wash Laundries, Inc. ("Kwik Wash"), the sole partners of Kwik Wash Laundries, L.P., Coinmach Laundry issued a $15 million promissory note (the "Kwik Wash Note") in partial payment of the purchase price for the outstanding voting securities of KWL and Kwik Wash.

         On July 17, 1997, the Company consummated the National Coin Acquisition, pursuant to which it acquired 100% of the outstanding voting securities of NCLH and NLEC and substantially all of the assets of Whitmer for

                             COINMACH CORPORATION
                             --------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)


an aggregate purchase price of approximately $19.0 million in cash. NCLH is the parent of NCL. The National Coin Acquisition enabled the Company to further expand its operations by providing coin-operated laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts, and by selling service contracts. Subsequent to the National Coin Acquisition, NCLH, NLEC and NCL were merged with and into the Company. The Credit Facility was used to finance the National Coin Acquisition.

         On October 8, 1997, the Company completed the private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Notes due 2005 ("Series C Notes"), on substantially identical terms as its outstanding Senior Notes. The issue price was 109.875%, representing a 9.94% yield to maturity. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the payment of principal and $9.875 million represented the payment of a premium for the Series C Notes. The Company used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under the Credit Facility. After giving effect to such repayment of indebtedness, the aggregate outstanding indebtedness under the Credit Facility is $97.9 million as of November 10,1997.

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay borrowings under the Senior Notes, the Series C Notes, the Credit Facility and the Kwik Wash Note or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or the Series C Notes, respectively, or in the credit agreement evidencing the Credit Facility (as amended, the "Credit Agreement"), could result in an acceleration of all amounts due under such indentures the Credit Agreement and the Kwik Wash Note. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms, if at all, or on terms permitted under the Credit Agreement or the indentures governing the Senior Notes or the Series C Notes, respectively.

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

         None


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

                      10.56 Stock Purchase Agreement, dated July 17, 1997, by and among "Sellers" as set forth on Exhibit A attached thereto, National Coin Laundry Holding, Inc., National Coin Laundry, Inc., National Laundry Equipment Company and Coinmach Corporation.

                      10.57 Asset Purchase Agreement, dated July 17, 1997, by and among Whitmer Vend-O-Mat Laundry Services, Inc., Stephen P. Close, Kimberly A. Close, Ruth D. Close, Kimberly A. Close, Ruth D. Close and Stephen
                             P. Close as trustees of the Alvin D. Close Trust, SPC Management, Inc. and Coinmach Corporation.

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

Date: November 10, 1997

                              COINMACH CORPORATION


                              /s/ ROBERT M. DOYLE
                                  -----------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal
                               Financial Officer)