Form 10-K/A
period 1997-03-28
COINMACH CORP
filed 1997-12-05
CIK 91693

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

The undersigned registrant hereby amends Item 7 of its Form 10-K for the fiscal year ended March 28, 1997, as filed with the Securities and Exchange Commission on June 25, 1997, to read in its entirety as follows:

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
                                                           ========          ========           =======       ========

     Revenues increased by approximately 16% for the 1997 Fiscal Year as compared to the prior fiscal year. The improvement in revenues was primarily attributable to increased route revenues resulting from internal expansion, the Allied Acquisition, the Kwik Wash Acquisition and an increase in revenues from Super Laundry. The Company's acquisition strategy includes the complete integration of its acquired companies. The Company estimates that approximately $24.0 million of its revenue increase is the combined result of the Allied Acquisition and the Kwik Wash Acquisition based on the historical revenue results of such acquired companies. During the 1997 Fiscal Year, the Company's installed base increased by approximately 7,500 machines from internal growth due primarily to the elimination of capital constraints existing at Solon prior to the Merger, as compared to a reduction of approximately 750 machines during the twelve months ended March 29, 1996.

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



Date: December 5, 1997
                              By:       /s/ STEPHEN R. KERRIGAN
                                 ---------------------------------------
                                     Stephen R. Kerrigan
                                 Chairman of the Board of Directors and
                           Chief Executive Officer (Principal Executive Officer)



Date: December 5, 1997
                              By:       /s/ MITCHELL BLATT
                                 ---------------------------------------
                                     Mitchell Blatt
                                 Director, President and Chief Operating Officer



Date: December 5, 1997
                              By:       /s/ ROBERT M. DOYLE
                                 ---------------------------------------
                                     Robert M. Doyle
                                 Chief Financial Officer, Senior Vice President
                                            Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)



Date: December 5, 1997
                              By:       /s/ JOHN E. DENSON
                                 ---------------------------------------
                                     John E. Denson
                                 Senior Vice President - Corporate Development



Date: December 5, 1997
                              By:       /s/ MICHAEL STANKY
                                 ---------------------------------------
                                     Michael Stanky
                                 Senior Vice President

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

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are carried at cost and are depreciated on a straight-line basis over the lesser of the estimated useful lives or lease life:

Laundry equipment, installation costs
 and fixtures                                   3 to 10 years
Leasehold improvements and decorating costs     4 to 10 years
Trucks and other vehicles                       3 to  4 years

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