Form 10-Q/A
period 1997-06-27
COINMACH CORP
filed 1997-12-05
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

The undersigned hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1997, as filed with the Securities and Exchange Commission on August 11, 1997, to read in its entirety as follows:

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

The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax differences (largely attributable to goodwill and certain stock compensation expenses).

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


LIQUIDITY AND CAPITAL RESOURCES (continued)

coin-operated laundry equipment services to multi-family dwellings in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as distribute exclusive lines of commercial coin and non-coin laundry machines and parts, and sell service contracts. Subsequent to the acquisition of Whitmer and of the other NCL Entities, such other entities were merged with and into the Company. The New Credit Facility was used to fund the National Coin Acquisition.

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



Date: December 5, 1997

                              COINMACH CORPORATION


                              /s/ ROBERT M. DOYLE
                                  ------------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)