Form 10-Q/A
period 1997-09-26
COINMACH CORP
filed 1997-12-05
CIK 91693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

         The undersigned registrant hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1997, as filed with the Securities and Exchange Commission on November 10, 1997, to read in its entirety as follows:

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

         The Company's effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before income taxes as a result of state taxes and permanent book/tax difference (largely goodwill and certain stock compensation expenses).

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