Form 10-K
period 1998-03-31
COINMACH CORP
filed 1998-06-29
CIK 91693

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 0-7694

                             COINMACH CORPORATION
            (Exact name of registrant as specified in its charter)

                 DELAWARE                        53-0188589
         (State of incorporation)    (I.R.S. Employer Identification No.)

                  55 LUMBER ROAD, ROSLYN, NEW YORK          11576
           (Address of principal executive offices)       (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 484-2300

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 29, 1998, the registrant had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock").

     No market value can be determined for the Common Stock. See Item 5 of this Form 10-K Report.

================================================================================

                                    PART I


ITEM 1.   BUSINESS.

     Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 1998 and do not give effect to the acquisition of all of the common stock of (i) Cleanco, Inc. and of its affiliates, completed in May 1998 or (ii) Gordon & Thomas Companies, Inc., completed in June 1998. For a description of such acquisitions, see "Business - General Development of Business - Recent Developments".

DESCRIPTION OF THE BUSINESS

GENERAL

     Coinmach Corporation, a Delaware corporation (the "Company" or the "Registrant"), is a leading supplier of outsourced coin-operated laundry equipment services for multi-family housing properties in the United States. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers (sometimes hereinafter referred to as "machines") in approximately 70,000 locations on routes located throughout the United States and in 150 retail laundromats located throughout Texas. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

OVERVIEW

     The outsourced laundry equipment services industry provides washer and dryer services to individuals living in multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

     The Company's existing customer base for its core business is comprised of landlords, property management companies, and owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. Management believes, based on its knowledge of the industry, that the Company is the largest supplier of outsourced laundry equipment services for multi-family housing properties throughout the United States.

     As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has also selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. As a result of the Kwik-Wash Acquisition (as defined), the Company operates 150 retail laundromats throughout Texas and provides laundromat services at all such locations. In connection with the Appliance Warehouse Acquisition and the Macke Acquisition, the Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. The Company believes that these non-core businesses, although not material to the Company's operations, provide a significant platform for expansion and diversification of the Company's services. See "Business - Description of Business - Complementary Operations".

     The Company maintains its headquarters in Roslyn, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

BUSINESS STRATEGY

     The Company's business strategy is to enhance its position as the largest provider of outsourced laundry equipment services in the United States. Management intends to continue to grow the Company's installed machine base both internally and through selective acquisitions to achieve economies of scale, increase its operating efficiencies and improve its financial performance. Internal growth is comprised of: (i) adding new customers in existing regions and securing contracts for additional locations from current customers; (ii) converting owner-operated facilities to Company managed facilities; (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing additional growth opportunities presented by the Company's leading market position and access to approximately six million individual housing units. The Company's acquisition strategy is to continue to selectively acquire local, regional and multi-regional route businesses from independent operators at attractive prices. The Company is currently evaluating several acquisition opportunities; however, there can be no assurance that, subsequent to ongoing negotiations and due diligence reviews, the Company will complete any such acquisitions.

     An important element of the Company's business strategy is to continue to expand its geographic presence to gain additional regional and multi-regional account opportunities with large multi-family housing property managers and owners. Management believes that a significant portion of its customer base, which manages multi-family housing and other residential properties, is consolidating. Consequently, management believes that opportunities for outsourcing laundry equipment services to professionally managed, multi-regional, well-capitalized independent operators such as the Company are increasing.

     The Company's business strategy also includes the continued development of its management information systems (the "Integrated Computer Systems"), which management believes are the most advanced in the industry. The Integrated Computer Systems provide real-time operational and competitive data which, in conjunction with the Company's multi-regional service capabilities, enhance the Company's operating efficiencies throughout its regions and enable the Company
to deliver superior customer service.   The Integrated Computer Systems also
provide the Company with the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. Finally, as the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implements those which the Company believes are beneficial to its customers and to the Company's operating efficiencies and financial performance.

     In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired the Company and initiated a strategy of growth through acquisitions. This strategy was designed to increase the installed machine base in its existing operating regions and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has enhanced its national presence by completing eight significant acquisitions, adding annualized revenue of approximately $353 million and increasing its installed base from approximately 55,000 machines to approximately 680,000 machines as of March 31, 1998. Revenues and EBITDA/1/ have grown from approximately $72.9 million and approximately $13.6 million, respectively, for the year ended March 31, 1995, to approximately $324.9 million and approximately $101.4 million (before deducting non-cash stock based compensation charges), respectively, for the year ended March 31, 1998. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.

GROWTH STRATEGY

     The Company's growth strategy is to increase operating cash flow and profitability through a combination of internal expansion and acquisitions.

     Internal Expansion. Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers (including the acquisition of certain small, local route operations) and increasing the number of locations with existing customers; (ii) converting owner-operated facilities to Company managed facilities, (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and (iv) pursuing additional growth opportunities presented by its leading market position and access to approximately six million individual housing units.

          New Customers and Locations.  The Company's sales and marketing
          ---------------------------
     efforts focus on two areas of expansion within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's Integrated Computer Systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence, primarily achieved through acquisitions, enhances its ability to gain new customers and additional locations from its existing customers.

          Conversions.  Management believes that there are approximately 1.0
          -----------
     million machines installed in locations which continue to be managed by owner-operators. Building owners or managers can forgo significant cash outlays and servicing costs by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company pursues building owners and managers to outsource their laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

          Operating Efficiencies and Price Increases.  The Company focuses on
          ------------------------------------------
     improving its net contribution per machine through achieving operating efficiencies and selective price increases. Due to local competition and other factors beyond the Company's control, however, there can be no assurance that such efficiencies or price increases will occur.

--------------------
/1/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 31, 1998 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

     Other Growth Opportunities.  While management intends to continue its focus
     --------------------------
     on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provides the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. In addition, the Company is discussing the formation of certain strategic alliances with vendors of products complementary to its customer base.

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

     Acquisitions. The Company intends to continue to capitalize on opportunities within the fragmented outsourced laundry equipment services industry through selective acquisitions of additional route businesses. It has been the Company's experience that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, represent potential acquisition opportunities for the Company.

     Management believes the Company is well positioned to capitalize on acquisition opportunities due to its operating efficiencies, its access to capital resources and senior management's extensive experience and relationships in the industry. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. The Company considers three types of acquisition candidates:
(i) local route operators; (ii) regional route operators; and (iii) multi-regional route operators.

          Local route operators.  The purchase of local operators (businesses
          ---------------------
     operating within one of the Company's existing operating regions) results in eliminating most of the target's existing cost structure through the absorption of its machine base into the Company's operations. The Company's experience has been that the acquisition of local route operators has increased operating leverage within its operating regions. Moreover, the Company is able in many instances to acquire routes adjacent to its existing areas of operation without incurring significant incremental operating costs.

          Regional route operators.  The Company's acquisition of regional route
          ------------------------
     operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. During the past fiscal year, the Company completed the ALI Acquisition, the Reliable Acquisition and the National Coin Acquisition (each, as defined). All three of these acquisitions have been substantially integrated into the Company's operations.

          Multi-regional route operators.  Management believes that the
          ------------------------------
     acquisition of large, multi-regional route operators results in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases usually results in reduced per unit capital expenditures. As is the case with all acquisitions, the Company's Integrated Computer Systems are utilized to provide further operating efficiencies and related cost savings. The Kwik Wash Acquisition (as defined) and the Macke Acquisition (as defined) are examples of multi-regional acquisitions which enabled the Company to substantially increase its operating base, add several experienced regional managers, penetrate new markets and, along with the aforementioned regional acquisitions, become the largest industry participant. Based on its experience in recent acquisitions, management expects to integrate substantially all of the operations formerly conducted by Macke (as defined) into the Company's operations during the first half of the year ending March 31, 1999 and to achieve targeted cost savings as a result of such integration. However, such integration and cost savings are dependent on a number of factors beyond the Company's control, and, accordingly, no assurance can be given that the Company will effect such integration and targeted cost savings within such time period.

INDUSTRY

     The outsourced laundry equipment services industry is characterized by stable cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. The industry is highly fragmented, with many small, private and family-owned route businesses continuing to operate throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.5 million of which have been outsourced to independent operators such as the Company and approximately 1.0 million of which continue to be operated by the owners of such locations.

     The industry is highly capital intensive, and customers require prompt and reliable service. The majority of capital costs are incurred upon procurement of new leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements are minimal, since machines operate throughout the term of the contract under which they are installed if serviced properly, and variable costs are paid out of revenues collected from the machines.

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

DESCRIPTION OF PRINCIPAL OPERATIONS

     The principal aspects of the Company's operations include: (i) sales and marketing; (ii) location leases; (iii) service; (iv) information management; (v) remanufacturing and (vi) collection security.

     Sales and Marketing. The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses which calculate minimum returns on investments to achieve the Company's targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

     The Company's marketing strategy emphasizes service excellence offered by its experienced, highly skilled personnel and its quality equipment that maximizes efficiency and revenue and minimizes machine down-time. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. The Company's sales staff targets potential new and renewal lease locations by utilizing its Integrated Computer Systems' extensive database that provides information on the Company's, as well as its competitors', locations. All sales activity, from sale entries to data on service and installation, is recorded and monitored daily on a custom-designed, computerized sales planner.

     No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenue.

     Location Leasing. The Company's leases provide the Company the exclusive right to operate and service the laundry equipment, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

     In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance location payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. The Company evaluates each lease opportunity through its Integrated Computer Systems, which are designed to achieve certain targeted levels of return on investments.

     Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and intends to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 1998, the Company's leases have an average remaining life to maturity of approximately 48 months (without giving effect to automatic renewals).

     Service

     The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

     The Company's fleet of 554 radio-equipped service vehicles allows the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, serves to enhance revenue and improve the Company's reputation with its customers.

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

     Remanufacturing

     The Company's remanufacturing operations provide approximately one-third of its anticipated annual machine installation requirements. The Company rebuilds and reinstalls a portion of its machines at approximately one-third the cost of acquiring new machines, providing significant cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to the Company's inventory of spare parts.

     The Company maintains four regional remanufacturing facilities which provide for consistent machine quality and efficient operations and are strategically located to service each of its operating regions.

     Collection/Security

     Management believes that it provides the highest level of collection security control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

     Information Management. The Company's Integrated Computer Systems serve three major functions: (i) tracing the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors' lease renewal schedules.

     The Integrated Computer Systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, the Company's Integrated Computer Systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements.

     Data on machine performance is used by the sales staff to forecast revenue by location. Management is able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

     The Integrated Computer Systems also provide the sales staff with an extensive database essential to the Company's marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

     Management also believes that the Integrated Computer Systems enhance the Company's ability to successfully integrate acquired businesses into its existing operations. Regional or multi-regional acquisitions have typically been integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

COMPLEMENTARY OPERATIONS

     In addition to supplying outsourced laundry equipment services, the Company has expanded its breadth of operations to related, complementary lines of businesses:

     Individual Multi-Housing Units. Through the recent Macke Acquisition and the Appliance Warehouse Acquisition (each, as defined), the Company entered the business of renting laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. With access to approximately six million individual housing units, the Company believes its new business line represents an opportunity for growth in a new market segment which is complementary to its core business.

     Laundromat Equipment Distribution. Super Laundry is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey laundromat retail stores, retrofitting existing laundromat retail stores, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

     Retail Laundromat Operations. The Company operates 150 retail laundromats located throughout Texas, which were acquired in the Kwik Wash Acquisition. The operation of the retail laundromats involves leasing store locations in desired geographic areas, maintaining an approximate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each laundromat and paying for utilities and related expenses.

COMPETITION

     The outsourced laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, the Company believes there are currently three companies including the Company with significant operations in multiple regions throughout the United States. The two other major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

EMPLOYEES

     As of March 31, 1998, the Company employed 1,850 full time employees (including 315 laundromat attendants in the Company's retail laundromats in Texas). Approximately 140 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

GENERAL DEVELOPMENT OF BUSINESS

     Coinmach Laundry was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of Coinmach Corporation ("Coinmach"), its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation, merged (the "Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc. and Solon, the surviving corporation in the Merger, changed its name to Coinmach Corporation.

     The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. In September 1996, the Company opened a corporate office in Charlotte, North Carolina.

CREDIT FACILITY AND SENIOR NOTES

     During the past fiscal year, the Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.00%. In March 1998, in connection with the Macke Acquisition, the Company's credit facility was again amended to provide for approximately $200 million of additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Amended and Restated Credit Facility".

     In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) in an aggregate principal amount of $196,655,000. On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Coinmach's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, Coinmach completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, Coinmach consummated a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for Coinmach's 11 3/4% Series D Senior Notes due 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Senior Note Offering and Exchange Offer".

SELECTED HISTORICAL ACQUISITIONS

     On January 8, 1997, Coinmach completed the acquisition of Kwik Wash Laundries, L.P. and certain related parties (the "Kwik Wash Acquisition") for a purchase price consisting of approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note (the "Kwik Wash Note") issued by Coinmach Laundry. The Kwik Wash Acquisition increased the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enabled the Company to provide outsourced laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas.

     On March 14, 1997, Coinmach acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by Coinmach Laundry aggregating $1.2 million (the "Appliance Warehouse Acquisition"). The Appliance Warehouse Acquisition increased the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expanding the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. The holders of the AW Notes are able to convert the AW Notes into a specified number of shares of Common Stock at any time after March 14, 1998, subject to the terms and conditions of the AW Notes. As of May 29, 1998, none of the AW Notes had been converted into shares of Common Stock.

     On April 23, 1997, Coinmach completed the acquisition (the "Reliable Acquisition") of Reliable Holding Corp., Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V. and certain other related parties for a cash purchase price of approximately $44 million, excluding transaction expenses. The Reliable Acquisition was financed through borrowings under the Company's then existing credit facility. The Reliable Acquisition provided the Company with a strong foothold in the California market and added approximately 49,000 machines to the Company's machine base.

     On July 17, 1997, Coinmach completed the acquisition of National Laundry Equipment Company, Whitmer Vend-O-Mat Laundry Services, Inc. and certain other related parties (the "National Coin Acquisition") for an aggregate purchase price of approximately $19 million, excluding transaction expenses. The National Coin Acquisition, which was financed through borrowings under the Company's then existing credit facility, enabled the Company to further expand its operations by providing laundry equipment services to multi-family housing properties in the states of Ohio, Indiana, Kentucky, Michigan, West Virginia, Pennsylvania, Georgia, Tennessee, Illinois and Florida, as well as by distributing exclusive lines of commercial coin and non-coin laundry machines and parts.

     On January 15, 1998, Coinmach completed the acquisition of the route business of Apartment Laundries, Inc., ("ALI") (the "ALI Acquisition") pursuant to which Coinmach acquired substantially all the assets of ALI for a cash purchase price of $16.2 million, excluding transaction expenses, and financed through working capital and borrowings under the Company's then existing credit facility. ALI provided outsourced laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas.

     On March 2, 1998, Coinmach completed the acquisition (the "Macke Acquisition") of Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (collectively, "Macke") for a cash purchase price of approximately $213 million, excluding transaction expenses. The Macke Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility (as defined) which was amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms as its then existing credit facility. The Macke Acquisition enabled the Company to further expand its route operations by providing outsourced laundry equipment services to multi-family housing properties throughout the United States and added approximately 236,000 machines to the Company's base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Amended and Restated Credit Facility".

RECENT DEVELOPMENTS

     On May 19, 1998, Coinmach completed the acquisition (the "Cleanco Acquisition") of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $21.0 million (excluding transaction expenses), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of coin-operated laundry equipment services in southern Florida, generating approximately $10.0 million in revenues and $3.6 million in EBITDA, as adjusted for certain non-recurring items, for its fiscal year ended December 31, 1997. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

     On June 5, 1998, Coinmach acquired all of the common stock of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million (excluding transaction expenses) and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area, generating approximately $40 million in revenues and $10.3 million in EBITDA, as adjusted for certain non-recurring items, for its fiscal year ended September 30, 1997. This transaction is expected to strengthen the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.


ITEM 2.   PROPERTIES

     As of March 31, 1998, the Company leases 59 offices throughout its operating regions serving various operational purposes, including sales and service activities, collections and warehousing.

     The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease terminating April 30, 2001. The Company's Roslyn facility is used for general and administrative purposes and is the operational headquarters for the Northeast regional branch. The Company has an option to purchase the Roslyn facility, which it presently does not intend to exercise.

     The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five year lease.

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its predecessors have been named as defendants in a number of legal actions arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, management believes that any such liabilities, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     MARKET INFORMATION

     There currently exists no established public trading market for the Common Stock, all of which is held beneficially and of record by Coinmach Laundry.

     HOLDERS

     As of March 31, 1998, there was one holder of record of the Common Stock.

     DIVIDENDS

     The Company has not paid any dividends on the Common Stock during the past fiscal year and does not intend to pay dividends on the Common Stock in the foreseeable future.

     Dividend payments by the Company are subject to restrictions contained in certain of its outstanding debt and financing agreements relating to the payment of cash dividends on its Common Stock. The Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends or certain other distributions. See Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                         (in thousands, except ratios)

     The following table presents summary historical consolidated financial information of the Company. Such table includes the consolidated financial information for the year ended March 31, 1998 ("1998 Fiscal Year"), for the year ended March 28, 1997 ("1997 Fiscal Year"), for the six month transition period ended March 29, 1996, the period from April 5, 1995 to September 29, 1995 and the consolidated financial information for the period from October 1, 1994 to April 4, 1995, and for each of the fiscal years ended the Friday closest to September 30, 1994 and 1993. The financial data set forth below should be read in conjunction with the Company's audited historical combined and consolidated financial statements and the related notes thereto included in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item
7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                                            SUCCESSOR/1/                                    PREDECESSOR/1/
                                  -------------------------------------------------------------------------------------------------
                                                                           SIX MONTH
                                                                           TRANSITION    APRIL 5, OCTOBER 1,
                                                                             PERIOD       1995      1994          YEAR ENDED

                                                 YEAR ENDED                  ENDED         TO        TO      -----------------------

                                    ------------------------------------   MARCH 29,    SEPTEMBER  APRIL 4,  SEPTEMBER      OCTOBER

                                      MARCH 31, 1998     MARCH 28, 1997       1996       29, 1995    1995    30, 1994       1, 1993

                                    -----------------   ----------------   ----------   ---------  --------  ---------      -------
OPERATIONS DATA:
  Revenues........................          $ 324,887          $ 206,852     $ 89,070   $  89,719  $ 52,207   $104,553     $104,888

  Operating general and
   administrative expenses........            223,491            143,966       62,560      65,363    34,704     69,257       69,996

  Depreciation and amortization...             75,453             46,316       18,212      18,423    10,304     21,347       21,002
  Operating income................             24,682             14,802        8,298       3,733     7,199     13,949       13,890
  Interest expense................             44,668             27,417       11,830      11,541     8,928     18,105       17,453
  Loss before extraordinary item..            (14,652)           (10,308)      (2,534)     (5,946)   (1,779)    (6,918)      (2,795)

  Net loss........................            (14,652)           (10,604)     (11,459)     (5,946)   (2,627)    (6,918)      (2,795)


BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents.......          $  22,451          $  10,110     $  19,72    $  9,282        --   $  7,241     $  6,360
  Property and equipment, net.....            194,328            112,116       82,699      80,706        --     48,727       50,593
  Contract rights, net............            366,762            180,557       59,745      63,801        --     15,432       17,473
  Total assets....................            816,232            467,550      248,167     239,943        --    143,589      150,402
  Total debt/5/...................            598,700            329,278      202,765     176,415        --    128,487      128,299
  Stockholder's (deficit) equity..             (2,594)            11,973       (2,148)     13,783        --     (8,721)      (1,636)


FINANCIAL INFORMATION AND OTHER DATA:
  Cash flow from operating
   activities.....................          $  58,686          $  34,305     $ 12,100    $ 12,639   $10,216   $ 17,914     $ 16,547

  Cash flow used for investing               (350,875)          (196,698)     (14,162)    (13,114)   (6,537)   (16,763)     (18,500)

   activities.....................
  Cash flow from (used for)
   financing activities...........            304,530            152,780       12,503      (1,017)   (1,068)      (270)        (636)

  EBITDA/2/.......................            101,396             62,886       26,510      24,356    17,503     35,296       34,892
  EBITDA margin/3/................
  Capital expenditures/4/.........               31.2%              30.4%        29.8%       27.2%     33.5%      33.8%        33.3%

    Growth capital expenditures...          $  21,119          $  12,563           --          --        --         --           --
    Renewal capital expenditures..             37,609             29,025     $ 14,219    $ 13,119   $ 6,944   $ 16,779     $ 18,556
    Acquisition capital
     expenditures.................            294,996            171,455           --          --        --         --           --

                                    -----------------   ----------------   ----------   ---------  --------  ---------      -------
  Total Capital Expenditures......          $ 353,724          $ 213,043     $ 14,219   $ 13,119   $ 6,944    $ 16,779     $ 18,556
                                    =================   ================     ========   ========   =======    ========     ========

-----------------
/1/ On November 30, 1995, Solon completed the Merger with TCC, which transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group control over both entities, the term "Successor" will refer to such common control periods; that is, the period in time after the Solon Acquisition, and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. The term "Predecessor" refers to the period in time prior to the Solon Acquisition. Successor is presented on a different basis of accounting and, therefore, is not comparable to the

    Predecessor. Historical financial data for Solon (for periods prior to April 5, 1995) are contained in the financial statements and related notes thereto presented elsewhere in this Form 10-K.

/2/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the periods ending March 31, 1998 and March 28, 1997 is before the deduction for the stock based compensation charges, and EBITDA for the period ending September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

/3/ EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.

/4/ Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complimentary businesses. For the fiscal years ended March 31, 1998 and March 28, 1997, acquisition capital expenditures include approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.

/5/ Total debt at March 31, 1998 does not include the premium, net, of $9,258 recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis pertains to the results of operations and financial position of the Company for the 1998 Fiscal Year, the 1997 Fiscal Year and the twelve month period ended March 29, 1996 and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 and the Selected Historical Consolidated Financial Data included in Item 6 of this Form 10-K.

GENERAL

     The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers in approximately 70,000 multi-family housing properties on routes throughout the United States and in 150 retail laundromats located throughout Texas. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

     Sources of Revenue

     The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. During the 1998 Fiscal Year and 1997 Fiscal Year, the Company experienced net losses. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its growth strategy, namely, high levels of depreciation and amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

     The Company's most significant revenue source is its route business. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the cost of servicing and collections in the route business, including, payroll, parts, vehicles and other related items, the costs of sales associated with Super Laundry and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

     Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties (approximately $2.9 million for the 1998 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $21.0 million for the 1998 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $26.6 million for the 1998 Fiscal Year).

RESULTS OF OPERATIONS

     The following table sets forth the periods indicated, selected statement of operations data and EBITDA margin for the Company:

                                                                  Six Month
                                                                 Transition       Period
                                                                   Period      from  April
                                       Year Ended    Year Ended     Ended       5, 1995 to
                                        March 31,     March 28,   March 29,     September
                                          1998         1997         1996         29, 1995      Combined
                                       ----------    ----------  ----------    ------------    ---------
Revenues.............................         100%          100%        100%            100%         100%
Laundry operating expenses...........        66.9          67.4        68.0            70.1         69.0
General and administrative expenses..         1.9           2.2         2.3             2.7          2.5
Depreciation and amortization........        23.2          22.4        20.5            20.5         20.5
Operating income.....................         7.6           7.2         9.3             4.2          6.7
Interest expense, net................        13.8          13.3        13.3            12.9         13.1
EBITDA margin........................        31.2          30.4        29.8            27.2         28.5


FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1997

     Revenues increased by approximately 57% for the 1998 Fiscal Year as compared to 1997 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $103.0 million of its revenue increase for the 1998 Fiscal Year is primarily due to the Kwik Wash Acquisition (January 1997), the Reliable Acquisition (April 1997), and the National Coin Acquisition (July 1997). The ALI Acquisition (January 1998) and the Macke Acquisition (March 1998) also contributed to the revenue increase, but had minimal impact due to the timing of these transactions. In addition, during the 1998 Fiscal Year, the Company's installed machine base increased by approximately 19,500 machines from internal growth (excluding the machines added from the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition during such period) as compared to an increase of approximately 7,500 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

     Laundry operating expenses increased by approximately 56% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year. This increase was due basically to an increase in laundry operating expenses, primarily commission expense, related to the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition.

     General and administrative expenses increased by approximately $1.6 million or 36% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. The increase for the period was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.9% for the 1998 Fiscal Year as compared to 2.2% for the 1997 Fiscal Year.

     Depreciation and amortization increased by approximately 63% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year, due primarily to contract rights and goodwill associated with the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition, as well as an increase in capital expenditures in respect of the Company's installed base of machines.

     The extraordinary items for the 1997 Fiscal Year consisted of costs related to the extinguishment of debt in February 1997 and the termination of the then existing revolving credit facility.

     In July 1996, Coinmach Laundry issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of Coinmach. The Company recorded a stock-based compensation charge of approximately $887,000 attributable to the issuance of such stock during the 1997 Fiscal Year. In addition, for the 1998 Fiscal Year and the 1997 Fiscal Year, approximately $85,000 of receivables relating to loans to management in connection with prior purchases of Coinmach Laundry's common stock were forgiven and have been recorded as a stock-based compensation charge.

     During 1996, Coinmach Laundry granted to certain members of management of Coinmach and certain other individuals non-qualified options (the "1996 Options") to purchase Coinmach Laundry's common stock at a 15% discount to the initial offering price of such common stock. With respect to the 1996 Options granted to its employees, the Company records such discount as a stock-based compensation charge over the applicable four year vesting period.

     In September 1997, Coinmach Laundry granted non-qualified options (the "1997 Options") to purchase an aggregate of 200,000 shares of Coinmach Laundry's common stock to certain members of management of Coinmach at an exercise price of $11.90. The Company records the difference between the exercise price of the 1997 Options and the fair market value of such common stock on the date of grant as a stock-based compensation charge over the applicable four year vesting period. For the 1998 Fiscal Year and 1997 Fiscal Year, the Company recorded a stock-based compensation charge of approximately $1,176,000 and $798,000, respectively, relating to the 1997 Options and the 1996 Options.

     Interest expense, net, increased by approximately 63% for the 1998 Fiscal Year, as compared to the prior year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest due to the Bond Offering by the Company of $100 million aggregate principal amount of the Series C Notes on October 8, 1997. (See financing activities).

     EBITDA/2/ before deduction for stock-based compensation charges was approximately $101.4 million for the 1998 Fiscal Year as compared to approximately $62.9 million for the 1997 Fiscal Year, representing an improvement of approximately 61%. EBITDA margins improved to approximately 31.2% of revenues for the current year compared to approximately 30.4% of revenues for the prior year.

FISCAL YEAR ENDED MARCH 28, 1997 COMPARED TO THE TWELVE MONTH PERIOD ENDED MARCH 29, 1996

     The discussion below should be read in conjunction with the following table, which combines the six month transition period ended March 29, 1996 and the period from April 5, 1995 to September 29, 1995 and the combined periods to be referred to as the prior fiscal year (in thousands):

--------------------
/2/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.
However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                                                                         SIX MONTH
                                                                        TRANSITION             PERIOD
                                                       YEAR ENDED      PERIOD ENDED       APRIL 5, 1995 TO
                                                    MARCH 28, 1997    MARCH 29, 1996     SEPTEMBER 29, 1995   COMBINED
                                                    --------------    --------------     ------------------   --------
Revenues..........................................        $206,852          $ 89,070                $89,719   $178,789
Laundry operating expenses........................         139,446            60,536                 62,905    123,441
General and administrative expenses...............           4,520             2,024                  2,458      4,482
Depreciation and amortization.....................          46,316            18,212                 18,423     36,635
Stock based compensation charge...................           1,768                --                     --         --
Restructuring expenses............................              --                --                  2,200      2,200
                                                    --------------    --------------     ------------------   --------
Operating income (loss)...........................          14,802             8,298                  3,733     12,031
Interest expense, net.............................          27,417            11,830                 11,541     23,371
                                                    --------------    --------------     ------------------   --------
Loss before extraordinary items and income taxes..         (12,615)           (3,532)                (7,808)   (11,340)

Income tax (benefit) expense......................          (2,307)             (998)                (1,862)    (2,860)
                                                    --------------    --------------     ------------------   --------

Loss before extraordinary items...................         (10,308)           (2,534)                (5,946)    (8,480)

Extraordinary items, net of tax...................            (296)           (8,925)                    --     (8,925)
                                                    --------------    --------------     ------------------   --------

Net loss..........................................        $(10,604)         $(11,459)               $(5,946)  $(17,405)
                                                    ==============    ==============     ==================   ========

     Revenues increased by approximately 16% for the 1997 Fiscal Year as compared to the prior fiscal year. The improvement in revenues was primarily attributable to increased route revenues resulting from internal expansion, the acquisition of a regional route operator located in St. Louis, Missouri on April 1, 1996 (the "Allied Acquisition"), the Kwik Wash Acquisition and an increase in revenues from Super Laundry. The Company estimates that approximately $24.0 million of its revenue increase for the 1997 Fiscal Year is the combined result of the Kwik Wash Acquisition and the Allied Acquisition based on the historical revenue of such acquired businesses. In addition, during the 1997 Fiscal Year, the Company's installed base increased by approximately 7,500 machines from internal growth (excluding the machines added from the Kwik Wash Acquisition and the Allied Acquisition during such period) due primarily to the elimination of capital constraints existing at Solon prior to the Merger, as compared to a reduction of approximately 750 machines during the twelve months ended March 29, 1996.

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

     During the 1997 Fiscal Year, Coinmach Laundry recorded a stock-based compensation charge of approximately $798,000 relating to such options.

     Interest expense, net, increased by approximately 17% for the 1997 Fiscal Year as compared to the prior year due primarily to the Company's refinancing in November 1995 as well as entering into a credit agreement with Bankers Trust Company, First Union National Bank of North Carolina and Lehman Commercial Paper, Inc. in January 1997. Partially offsetting this increase in interest expense was the decrease in the effective interest rate applied against outstanding borrowings as the result of such refinancing, as well as interest income earned on excess cash balances generated from operations.

     EBITDA/3/ was approximately $62.9 million (before deduction for stock-based compensation charges) for the 1997 Fiscal Year as compared to approximately $50.9 million (before deduction for restructuring costs) for the prior fiscal year, representing an improvement of approximately 24%. EBITDA margins improved to approximately 30% of revenues for the current year compared to approximately 28% of revenues for the prior year.

--------------------
/3/ EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements.
However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SIX MONTH TRANSITION PERIOD ENDED MARCH 29, 1996 COMPARED TO THE PERIOD OCTOBER 1, 1994 TO APRIL 4, 1995

     Prior to the Merger, Solon's fiscal year was the fifty-two or fifty-three week period ended on the Friday nearest September 30. Effective upon the Merger, the Company changed its fiscal year end to the Friday nearest to March 31.

     The discussion below should be read in conjunction with the following table which combines the operating results of Solon and TCC for the period October 1, 1994 to April 4, 1995 (the predecessor period) (in thousands). The operating results of TCC are reflected in order to present comparable data.


                                                       SIX MONTH         PERIOD FROM OCTOBER 1, 1994 TO APRIL 4, 1995
                                                   TRANSITION PERIOD   ------------------------------------------------
                                                         ENDED                     (PREDECESSOR)/1,2/
                                                    MARCH 29, 1996
                                                    (SUCCESSOR)/1/         TCC              SOLON            COMBINED
                                                   -----------------   ------------      ------------      ------------
Revenues.........................................           $ 89,070        $35,789           $52,207           $87,996
Laundry operating expenses.......................             60,536         28,253            33,165            61,418
General and administrative expenses..............              2,024          1,345             1,539             2,884
Depreciation and amortization....................             18,212          6,009            10,304            16,313
                                                   -----------------   ------------      ------------      ------------

Operating income.................................              8,298            182             7,199             7,381
Interest expense, net............................             11,830          2,464             8,928            11,392
Other expense....................................                 --          1,341                --             1,341
                                                   -----------------   ------------      ------------      ------------
Loss before extraordinary item and income taxes..             (3,532)        (3,623)           (1,729)           (5,352)

Income tax (benefit) expense.....................               (998)             4                50                54
                                                   -----------------   ------------      ------------      ------------

Loss before extraordinary item...................             (2,534)        (3,627)           (1,779)           (5,406)

Extraordinary item, net of tax...................             (8,925)             -              (848)             (848)
                                                   -----------------   ------------      ------------      ------------

Net loss.........................................           $(11,459)       $(3,627)          $(2,627)          $(6,254)
                                                   =================   ============      ============      ============

--------------------
/1/ The term "Predecessor" refers to the period in time prior to the Solon
    Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor.

/2/ Certain reclassifications have been made to conform to the 1996 presentation.

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


PERIOD APRIL 4, 1995 TO SEPTEMBER 29, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1994

     The discussion below should be read in conjunction with the following table which combines the Predecessor period for the six months ended September 30, 1994 (in thousands):


                                       PERIOD APRIL 5, 1995         SIX MONTHS ENDED
                                                TO
                                        SEPTEMBER 29, 1995         SEPTEMBER 30, 1994
                                       --------------------   ----------------------------
                                          (SUCCESSOR)/1/           (PREDECESSOR)/1,2/
                                                                TCC      SOLON    COMBINED
                                                              -------   -------   --------
Revenues.............................               $89,719   $37,154   $51,577    $88,731
Laundry operating expenses...........                62,905    28,576    32,337     60,913
General and administrative expenses..                 2,458     1,123     1,444      2,567
Depreciation and amortization........                18,423     7,576    10,966     18,542
Restructuring costs..................                 2,200        --        --         --
                                       --------------------   -------   -------   --------
Operating income (loss)..............                 3,733      (121)    6,830      6,709
Interest expense, net................                11,541     2,214     9,053     11,267
                                       --------------------   -------   -------   --------
Loss before income taxes.............                (7,808)   (2,335)   (2,223)    (4,558)
Income tax (benefit) expense.........                (1,862)       24     3,208      3,232
                                       --------------------   -------   -------   --------
Net Loss.............................               $(5,946)  $(2,359)  $(5,431)   $(7,790)
                                       ====================   =======   =======    =======

--------------------
/1/ The term "Predecessor" refers to the period in time prior to the Solon
    Acquisition. The term "Successor" refers to the period in time after the Solon Acquisition and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. Successor is presented on a different basis of accounting and therefore, is not comparable to the Predecessor.
/2/ Certain reclassifications have been made to conform to the 1995 presentation.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 1997, the FASB issued SFAS 130 "Reporting Comprehensive Income," and SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in its year ending March 31, 1999. The Company is currently evaluating what operating segments of its business may trigger disclosure requirements under SFAS 131 and believes the required disclosure will be made, if applicable, at the end of fiscal 1999. The Company does not believe that adoption of SFAS 130 will have a significant effect on the Company's consolidated financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. At March 31, 1998, the Company had outstanding long-term debt of approximately $598.7 million (excluding the premium, net, of approximately $9.3 million on the Series C Notes) and stockholder's deficit of approximately $2.6 million.

   FINANCING ACTIVITIES

     Senior Note Offering and Exchange Offer

     In December 1995, the Company issued 11 3/4% Senior Notes due 2005 pursuant to the terms of an indenture between the Company and Fleet Bank of Connecticut (formerly Shawmut Bank Connecticut, National Association) (as amended, the "Indenture") in an aggregate principal amount of $196,655,000. On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for the Series B Notes.

     On October 8, 1997, Coinmach completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of Series C Notes on substantially identical terms as its Series B Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. Coinmach used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement.

     On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million (excluding the premium on the Series C Notes discussed above) of its 11 3/4% Series D Senior Notes due 2005 (the "Series D Notes" or "Senior Notes") for any and all of its Series B Notes and its Series C Notes. The Exchange Offer expired on February 6, 1998, and, as of such date, the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer for Series D Notes.

     The Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in the Indenture, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

     The Indenture contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries, the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the Indenture) in any other person or entity); (iii) limitation on transactions with affiliates;
(iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on sale and leaseback transactions; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of the assets of Coinmach.

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

     Amended and Restated Credit Facility

     On June 2, 1997, the Company's existing credit facility with Bankers Trust Company, First Union National Bank of North Carolina, Lehman Commercial Paper, Inc. and certain other lending institutions providing for, among other things, a $130 million term loan facility and a $70 million revolving credit facility, was amended to, among other things, increase the existing term loan facility by $60.0 million, of which $50.0 million was used to repay outstanding revolver borrowings under such facility. Such credit facility, as amended, consisted of a $70 million revolving credit facility and a $190 million term loan facility, which was comprised of a Tranche A term loan in the amount of $30.0 million and a Tranche B term loan in the amount of $160.0 million. Such amended credit facility also provided for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

     In December 1997, the Company's credit facility was amended to provide for an aggregate of $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.00%.

     In March 1998, concurrently with the Macke Acquisition, the Company once again amended and restated its senior financing agreement (as amended and restated, the "Amended and Restated Credit Facility"), on substantially similar terms, providing for approximately $200 million of additional financing consisting of a Tranche B term loan bearing interest at an annual rate of LIBOR plus 2.25%. Under the Amended and Restated Credit Facility, the working capital revolving credit facility and the acquisition revolving credit facility are expected to mature on December 31, 2003, the Tranche A term loan facility is expected to mature on December 31, 2004, and the Tranche B term loan facility is expected to mature on June 30, 2005.

     Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility).

     To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust Company to fix the monthly LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union National Bank of North Carolina to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust Company to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. At March 31, 1998, the monthly variable LIBOR interest rate was 5.6875%. The Company does not use derivative financial instruments for trading purposes.

     Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. The Company has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

     Subject to the terms and conditions of the Amended and Restated Credit Facility, the Company may, at its option, convert Base Rate Loans (as defined in the Amended and Restated Credit Facility) into Eurodollar Loans (as defined in the Amended and Restated Credit Facility). Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility).

     The Amended and Restated Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Amended and Restated Credit Facility); (v) transactions with affiliates;
(vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Amended and Restated Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

     The Amended and Restated Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Amended and Restated Credit Facility when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Amended and Restated Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of certain of the Company's representations or warranties under the Amended and Restated Credit Facility; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

     Operating and Investing Activities

     The Company's level of indebtedness will have several important effects on its future operations including, but not limited to, the following: (i) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (ii) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) the Company's ability to adapt to changes in the outsourced laundry equipment services industry and to economic conditions in general could be limited.

     As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1998 Fiscal Year were approximately $353.7 million (including approximately $2.3 million promissory note in connection with the acquisition of a small route operator and approximately $1.2 million relating to capital lease obligations). Of such amount, the Company spent approximately $295.0 million in acquisition and related transaction costs, primarily the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition, and approximately $21.1 million related to the net increase in the installed base of machines of 19,500 machines. The balance of approximately $37.6 million was used to maintain the existing machine base (which consist of machine expenditures, advance location payments and laundry room improvements) in current locations and the replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed based are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $62.0 million for the twelve months ending March 31, 1999. Such increase relative to fiscal 1998 is primarily attributable to the Company's recent acquisition activities. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments as required by the Senior Notes.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the Senior Notes or in the credit agreement evidencing the Amended and Restated Credit Facility could result in an acceleration of all amounts due under such indentures and the Amended and Restated Credit Facility. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility, or the indentures governing the Senior Notes.

     Certain Accounting Treatment

     The Company's depreciation and amortization expenses, aggregating approximately $75.5 million for the 1998 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years.

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the 1998 Fiscal Year, the Company determined that it needed to modify significant portions of its software so that its information systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems.

     The Company's comprehensive year 2000 initiative is being managed by a team of internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company anticipates its information systems transformation for year 2000 compliance will be completed in the fall of 1999. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operation or financial condition.

INFLATION AND SEASONALITY

     In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business generally is not seasonal.

FORWARD LOOKING STATEMENTS

     Certain statements and information contained in this Form 10-K and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. Forward looking statements are those that are not historical facts. When used in SEC Filings, the words "anticipate," "project," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties that may be beyond the Company's control. Such risks and uncertainties, together with any risks and uncertainties specifically identified in the text surrounding such forward looking statements, include, but are not limited to, the Company's ability to satisfy its debt service requirements, the costs of integration of acquired businesses and realization of anticipated synergies, increased competition, availability of capital to finance capital expenditures necessary to increase and maintain the Company's operating machine base, the rate of growth in general and administrative expenses due to the Company's business expansion, the Company's dependence upon lease renewals, risks of extended periods of reduced occupancy levels, and the ability of the Company to implement its business strategy, including the acquisition and successful integration and operation of acquired businesses. Other risks and uncertainties also include changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may vary significantly from those anticipated, projected, believed, estimated, expected, intended or planned.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not required to disclose information pursuant to this item until its fiscal year ended March 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-29 hereto.
                                 --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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


        Name                         Title                 Age
---------------------  ----------------------------------  ---
Stephen R. Kerrigan..  Chairman of the Board and Director   45
Mitchell Blatt.......  Director                             46
Robert M. Doyle......  Director                             41

          At a regular meeting of the Board held on November 1, 1996, the Board unanimously resolved, subject to obtaining shareholder approval of Coinmach Laundry, to reconstitute the Board so that the number of directors constituting the Board would be three, consisting initially of Messrs. Kerrigan, Blatt and Doyle. Effective November 4, 1996, upon obtaining the approval of Coinmach Laundry, Messrs. James N. Chapman, David A. Donnini and Bruce V. Rauner were removed from the Board, and Mr. Doyle was appointed to the Board. Each of Messrs. Chapman, Donnini and Rauner are presently members of the board of directors of Coinmach Laundry.

          Effective as of July 23, 1996, that certain stockholders' agreement, dated July 26, 1995, as amended and restated as of November 30, 1995, which provided, among other things, for the composition of the Board and of the board of directors of Coinmach Laundry, was terminated.

          Mr. Kerrigan has been Chief Executive Officer of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Kerrigan was President and Treasurer of Solon Automated Services, Inc. ("Solon") and Coinmach Laundry from April 1995 until April 1996, and Chief Executive Officer of TCC from January 1995 until November 1995./4/ Mr. Kerrigan has been a director and Chairman of the Board of Coinmach Laundry since April 1995 and of the Company since November 1995. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P. from 1987 until 1994. Mr. Kerrigan was an executive officer of CIC I Acquisition Corp. ("CIC"), which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993 and thereafter emerged from bankruptcy in 1994.

--------------------
/4/ On November 30, 1995, TCC merged with and into Solon (the "Merger") and entered into a series of refinancing transactions, whereupon the surviving corporation changed its name to "Coinmach Corporation."

  Mr. Blatt has been President and Chief Operating Officer of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt has been a director of Coinmach Laundry and the Company since November 1995. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from January 1988 to February 1994. Mr. Blatt was an executive officer of CIC, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993.

  Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and the Company since November 1995. Mr. Doyle has been a director of the Company since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined the Company's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller. Mr. Doyle was an executive officer of CIC, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in 1993.

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
||

        Name                         Title                 Age
---------------------  ----------------------------------  ---
Stephen R. Kerrigan..  Chairman of the Board and Chief
                       Executive Officer                    45

Mitchell Blatt.......  President, Chief Operating Officer   46

Robert M. Doyle......  Chief Financial Officer, Senior Vice
                       President, Treasurer, Secretary      41

John E. Denson.......  Senior Vice President                60

Michael E. Stanky....  Senior Vice President                46

For information regarding Messrs. Kerrigan, Blatt and Doyle, see "-- Directors" above.

  Mr. Denson has been Senior Vice President of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Denson was Senior Vice President, Finance of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

  Mr. Stanky has been Senior Vice President of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon's South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

  The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for all services rendered in all capacities for the fiscal years ended March 29, 1996, March 28, 1997 and March 31, 1998. In connection with the Merger, Solon and Coinmach Industries Co., L.P., predecessors of the Company, changed their fiscal years from September 30, 1995 and December 31, 1995, respectively, to the last Friday in March 1996. Accordingly, (i) fiscal years prior to March 28, 1997 have been restated to conform such periods to fiscal years ending the last Friday in March, and (ii) compensation for the Named Executive Officers has been adjusted to reflect the amount of compensation awarded to, earned by or paid in each of the fiscal periods shown. In March 1998, the Company changed its fiscal year end from the 52 or 53 week period ending on the last Friday of March to the twelve consecutive months ending March 31.


                                                                     LONG-TERM
                                      ANNUAL COMPENSATION           COMPENSATION
                                --------------------------------   -------------
                                                                   COMMON STOCK
                                                    OTHER ANNUAL    UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL    FISCAL   SALARY    BONUS    COMPENSATION      OPTIONS       COMPENSATION
      POSITION          YEAR     ($)       ($)          ($)             (#)             ($)
-------------------    ------  -------   -------   -------------   -------------  -------------
Stephen R. Kerrigan     1998   350,000   400,000      83,870/1/              --      1,929/7/
  Chief Executive       1997   330,841   400,000      97,161/2/      308,098/3/      1,875/7/
  Officer               1996   290,000    91,250             --              --      2,140/8/

Mitchell Blatt          1998   268,530   280,000      62,680/4/         100,000      2,073/7/
  President, Chief      1997   238,942   112,000      59,673/5/         100,000      1,875/7/
  Operating Officer     1996   215,000    91,250             --              --      2,122/8/

Robert M. Doyle         1998   169,438   175,000             --         100,000      2,030/7/
  Chief Financial       1997   149,997    62,500             --          71,890      1,875/7/
  Officer               1996   110,577    25,000             --              --      1,334/8/

John E. Denson          1998   125,000    30,000      68,768/6/              --      1,586/7/
  Senior Vice           1997   125,859    25,000             --          28,756      1,149/7/
  President             1996   125,300        --             --              --      1,083/9/

Michael E. Stanky       1998   164,793   175,000             --              --      2,145/7/
  Senior Vice           1997   150,500    37,500             --         153,521      1,188/7/
  President             1996   141,425        --             --              --      1,253/9/

--------------------
/1/ Includes $45,393 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $26,593 for reimbursement of certain out-of-pocket relocation expenses; $3,643 in automobile allowances; $3,335 in club membership fees; and $1,156 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.
/2/ Includes $45,109 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum, on a loan made by the Company to Mr.
     Kerrigan; $40,385 for reimbursement of certain out-of-pocket relocation expenses; $4,554 in automobile allowances; $2,424 in club membership fees; and $939 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.
/3/  Options are held by MCS, a corporation controlled by Mr. Kerrigan.

/4/ Includes $45,393 in forgiven indebtedness, $3,687 in automobile allowances; $12,700 in club membership fees; and $900 in life insurance premiums paid by the Company on behalf of Mr. Blatt.
/5/ Includes $45,109 in forgiven indebtedness; $4,231 in automobile allowances; $9,600 in club membership fees; and $733 in life insurance premiums paid by the Company on behalf of Mr. Blatt.
/6/ Includes $1,520 in imputed interest, calculated at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Denson; $48,691 for reimbursement of certain out-of-pocket relocation expenses; $796 in automobile allowances; $984 in life insurance premiums paid by the Company on behalf of Mr. Denson; and $16,757 in net proceeds from the exercise of 2,457 options and sale of 2,457 underlying shares of Common Stock in the Secondary Offering in December 1997 (equal to the difference between the applicable exercise price of such options and the sale price of the underlying shares of Common Stock, net of commissions).
/7/ Represents matching contributions made by the Company to the Profit Sharing Plan.
/8/ Represents matching contributions made by TCC to the Profit Sharing Plan. /9/ Represents matching contributions made by Solon to the Solon Retirement
     Savings Plan.


EMPLOYMENT CONTRACTS

   Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Merger, the obligations of TCC under the Senior Management Agreements were assumed by Coinmach and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provide for annual base salaries of $350,000, $300,000 and $175,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Board. During the past fiscal year, the Compensation Committee approved increases in annual base salaries for each of Messrs. Blatt and Doyle to $300,000 and $175,000, respectively. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

   Employment Agreement of John E. Denson. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provides for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. During the past fiscal year, the Compensation Committee approved an increase in Mr. Denson's annual base salary to $125,000. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $110,000 or his annual base salary then in effect.

   Employment Agreement of Michael E. Stanky. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the past fiscal year, the Compensation Committee approved an increase in Mr. Stanky's annual base salary to $175,000.

PROFIT-SHARING AND RETIREMENT SAVINGS PLAN

   The Company offers a profit sharing and retirement savings plan (the "Profit Sharing Plan") to all current eligible employees of the Company who have completed one year of service. Pursuant to the Profit Sharing Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($10,000 in 1998). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the Profit Sharing Plan, the Company contributes increasing matching contribution amounts, based upon the number of years of service completed by eligible participants, up to a maximum contribution of 1.5% of an eligible employee's salary (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose). Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service, of the amount contributed to the Profit Sharing Plan by the respective eligible employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the Profit Sharing Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

   The Company made the following matching contributions during its fiscal year ended March 31, 1998 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $1,929; Mr. Doyle $2,030; Mr. Blatt $2,073; Mr. Denson $2,030; and Mr. Stanky $2,145.

COMPENSATION OF DIRECTORS

    Directors receive no cash remuneration for their service as directors, other than reimbursement of reasonable travel and related expenses for attendance at Board meetings. The Company has granted Mr. Chapman, a director of the Company until November 1996, options to purchase 28,756 shares of Coinmach Laundry's common stock at an exercise price of $11.90 per share, 11,503 of which are currently exercisable and the remainder of which vest in four equal annual installments commencing on the first anniversary of the date of grant. Mr. Chapman has not exercised any options to date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended March 31, 1998, Mr. Kerrigan, Chairman of the Board and Chief Executive Officer of the Company, served on the Compensation Committee of the board of directors of Coinmach Laundry from its formation in September 1996 to November 1996, together with Dr. Arthur B. Laffer and Mr. Stephen G. Cerri, each a member of the board of directors of Coinmach Laundry. At the Board's direction, the Compensation Committee was reconstituted and is presently comprised of Dr. Laffer, Mr. Stephen G. Cerri and Mr. David A. Donnini, a member of the Board until November 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of March 31, 1998, the Company had 100 shares of Common Stock issued and outstanding, 100% of which was owned by Coinmach Laundry. The information in the following table sets forth, as of May 29, 1998, certain information with respect to the beneficial ownership of Coinmach Laundry's common stock by (a) each director, (b) each Named Executive Officer of the Company who is a stockholder, (c) each person known to the Company to own beneficially more than 5% of any class of voting stock of Coinmach Laundry, and (d) all directors and Named Executive Officers as a group. No director or executive officer of the Company owns any shares of Coinmach Laundry's Class B non-voting common stock. The Company believes that except as otherwise indicated, the beneficial holders listed below have sole voting and investment power regarding the shares of Coinmach Laundry's common stock owned by them.

                                    AMOUNT AND NATURE OF  PERCENT OF
         BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   CLASS /1/
----------------------------------  --------------------  -----------
Golder, Thoma, Cressey, Rauner,            3,008,402           23.7%
 Fund IV, L.P.
6100 Sears Tower
Chicago, IL  60606

Strong Capital Management, Inc.            1,530,500/2/        12.1%
100 Heritage Reserve
Menomonee Falls, WI  53051

Capital Group Companies Inc.               1,073,800/3/         8.5%
333 South Hope Street, 52nd Flr.
Los Angeles, CA  90071

J&W Seligman & Co. Inc.                      886,700/4/         7.0%
100 Park Avenue, 8th Floor
New York, NY  10006

Warburg Pincus Asset Management,             763,400/5/         6.0%
 Inc.
466 Lexington Avenue
New York, NY  10017

Palisade Capital Management LLC              761,100/6/         6.0%
One Bridge Plaza, Suite 695
Fort Lee, NJ  07024

OFFICERS AND DIRECTORS

Stephen R. Kerrigan                          506,729/7/         4.0%

Mitchell Blatt                               358,845/8/         2.8%

Robert M. Doyle                              138,601/9/         1.1%

Michael E. Stanky                            107,859/10/          *

John E. Denson                                15,797/11/          *

Bruce V. Rauner                            3,008,402/12/        23.7%

David A. Donnini                           3,008,402/13/        23.7%

James N. Chapman                              32,067/14/          *

Arthur B. Laffer                              30,000/15/          *

Stephen G. Cerri                              30,000/16/          *

All Officers and Directors                 4,219,048/17/        33.3%
as a group (10 persons)

  The Company believes that none of the executive officers and directors of the Company have engaged in securities transactions for which they have failed to file, or failed to file on a timely basis, Forms 4 or 5 with the Securities and Exchange Commission (the "SEC").

--------------------

* Percentage of shares beneficially owned does not exceed 1% of Common Stock outstanding.

/1/ Share percentage ownership is rounded to nearest tenth of 1% and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days will become, exercisable. Shares underlying any option which was exercisable on June 5, 1998 or becomes exercisable within the next 60 days are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.
/2/ Based on a report on Schedule 13G filed by Strong Capital Management, Inc. ("Strong") with the SEC on March 10, 1998. Strong has sole voting power as to 1,104,050 shares and sole investment power as to 1,530,500 shares.
/3/ Based on a report on Schedule 13G filed by Capital Group Companies Inc. ("Capital") with the SEC on February 11, 1998. Capital has sole voting power as to 551,700 shares and sole investment power as to 1,073,800 shares. Capital has disclaimed beneficial ownership of all shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.
/4/ Based on an amendment to a report on Schedule 13G filed by J&W Seligman & Co. Inc. ("Seligman") with the SEC on February 12, 1998. Seligman has shared voting power as to 886,700 shares and shared investment power as to 886,700 shares. William C. Morris, as the owner of a majority of the outstanding voting securities of Seligman, may be deemed to beneficially own the shares reported to be owned by Seligman.
/5/ Based on a report on Form 13F filed by Warburg Pincus Asset Management, Inc. ("Warburg") with the SEC on April 13, 1998. Warburg has sole voting power as to 377,000 shares, shared voting power as to 336,600 shares and no voting power as to 49,800 shares.
/6/ Based on a report on Schedule 13G filed by Palisade Capital Management LLC ("Palisade") with the SEC on January 16, 1998.
/7/ The shares are owned beneficially by MCS Capital Inc. ("MCS"), a corporation controlled by Mr. Kerrigan. Includes shares underlying options held by MCS to purchase an aggregate of 184,860 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Does not include shares underlying options held by MCS to purchase an aggregate of 123,238 shares of Common Stock at an exercise price of $11.90 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/8/ Includes shares underlying options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $14.00 per share and 20,000 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 80,000 shares of Common Stock at an exercise price of $11.90 per share and 60,000 shares of Common Stock at an exercise price of $14.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/9/ Includes shares underlying options to purchase an aggregate of 63,134 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 108,756 shares of Common Stock at an exercise price of $11.90 per share, all of which options are not currently exercisable nor become exercisable within the next 60 days.
/10/ Includes shares underlying options to purchase an aggregate of 62,113 shares of Common Stock at an exercise price of $11.90 per share, 20,000 shares of Common Stock at an exercise price of $14.00 per share and 2,000 shares of Common Stock at an exercise price of approximately $22.31 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 41,408 shares of Common Stock at an exercise price of $11.90 per share, 30,000 shares of Common Stock at an exercise price of $14.00 per share and 8,000 shares of Common Stock at an exercise price of approximately $22.31 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/11/ Represents shares underlying options to purchase an aggregate of 14,797 shares of Common Stock at an exercise price of $11.90 per share and 1,000 shares of Common Stock at an exercise price of approximately $22.31 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 11,502 shares of Common Stock at an exercise price of $11.90 per share and 4,000 shares of Common Stock at an exercise price of approximately $22.31 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

/12/ All such shares are held by GTCR, of which GTCR IV, L.P. ("GTCR IV"), is the general partner. Mr. Rauner is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Rauner disclaims beneficial ownership of such shares.
/13/ All such shares are held by GTCR, of which GTCR IV is the general partner.
     Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Donnini disclaims beneficial ownership of such shares.
/14/ Includes shares underlying options to purchase an aggregate of 17,254 shares of Common Stock at an exercise price of $11.90 per share and 6,252 shares of Common Stock at an exercise price of approximately $22.31 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 11,502 shares of Common Stock at an exercise price of $11.90 per share and 24,992 shares of Common Stock at an exercise price of approximately $22.31 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/15/ Represents shares underlying options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/16/ Represents shares underlying options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.
/17/ In calculating the shares beneficially owned by executive officers and directors as a group, 3,008,402 shares of Common Stock owned by GTCR and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once. In calculating the percentage of shares beneficially owned by executive officers and directors as a group, the shares of Common Stock underlying all options which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

CHANGE OF CONTROL

     Pursuant to the terms of the Credit Agreement relating to the Amended and Restated Credit Facility, upon the occurrence of an Event of Default (as defined in such Credit Agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of Common Stock issued in Coinmach Laundry's name and pledged to such lenders by Coinmach Laundry pursuant to the terms and conditions of the Credit Agreement and the Holdings Pledge Agreement (as defined in the Credit Agreement).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT AND CONSULTING SERVICES

  During the last fiscal year, the Company paid Mr. Chapman, a director of Coinmach Laundry, $120,000 in 12 equal monthly installments of $10,000 per month for general financial advisory and investment banking services. Additionally, the Company paid Mr. Chapman a fee of $200,000 in October 1997 for services provided in connection with the Company's issuance of $100 million 11 3/4% Senior Notes due 2005.

REGISTRATION RIGHTS AGREEMENT

  The Company and GTCR, MCS and Messrs. Blatt, Doyle, Stanky and Chapman are parties to a registration rights agreement, dated July 26, 1995 (the "Company Registration Agreement"), pursuant to which the Company granted such parties certain rights with respect to the registration under the Securities Act, for resale to the public, of their respective Registrable Securities (as defined in the Company Registration Agreement). The Company Registration Agreement provides that, among other things, GTCR has the right to "demand" registrations under the Securities Act with respect to all or a portion of GTCR's Registrable Securities. The Company Registration Agreement also provides for customary provisions regarding the priority among holders of securities with respect to the number of shares to be registered pursuant to any demand or piggyback registration and indemnification by the Company of the holders of Registrable Securities.

CERTAIN LOANS TO MEMBERS OF MANAGEMENT

  As of May 29, 1998, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan) and Mr. Blatt owed the Company $606,074 and $131,074, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equalled $672,620 and $172,620, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes dated January 31, 1995 in the original principal amount of $140,000; (ii) two promissory notes dated July 26, 1995 in the original amount of $52,370; and (iii) two promissory notes dated May 3, 1996 in the original amount of $21,797. Each such note accrues interest at a rate of 8% per annum and was delivered to the Company in connection with the purchase of Company securities by MCS and Mr. Blatt. The promissory notes dated January 31, 1995 are payable in four equal annual installments commencing on January 31, 1996. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1998, respectively. During the last fiscal year, the Company forgave the repayment of approximately $45,393 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the second installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995.

  In connection with Coinmach's establishment of a corporate office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, Coinmach extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan that is secured by certain real property owned by Mr. Denson. The loan to Mr. Kerrigan

(the "Kerrigan Loan") provided for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the last fiscal year, the Board determined to extend the Kerrigan loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by Coinmach on such Payment Date. If Mr. Kerrigan ceases to be employed by Coinmach for a reason other than (i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach, or (iii) cause (as defined in the Kerrigan Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

     (a) The following documents are filed as a part of this report:

       (1) Financial Statements -- see Index to Financial Statements appearing on Page F-1.

       (2)  Exhibits:


EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
   3.1 Restated Certificate of Incorporation of Coinmach Corporation ("Coinmach") (incorporated by reference from exhibit 3.1 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

   3.2 Bylaws of Coinmach (incorporated by reference from exhibit 3.2 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

   4.1 Indenture, dated as of November 30, 1995, by and between Coinmach, as Issuer, and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association) ("Fleet"), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   4.2 First Supplemental Indenture, dated as of December 11, 1995, by and between Coinmach, as Issuer, and Fleet , as Trustee (incorporated by reference from exhibit number 4.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   4.3 First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust Company of New York, as Trustee (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
   4.4 Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial Purchaser (incorporated by reference from exhibit number 4.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   4.5 Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser (incorporated by reference from exhibit number 4.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   4.6 Form of Global Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   4.7 Form of Physical Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.1 Purchase Agreement, dated as of January 31, 1995, by and among The Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the stockholders of CIC and Coinmach Holding Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.2 Equity Purchase Agreement, dated as of January 31, 1995, by and between TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number
            10.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.3 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR and President and Fellows of Harvard College ("Harvard"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number
            10.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.4 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR, MCS Capital Management, Inc. and Stephen R. Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number
            10.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.5 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. ("MCS") (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.6 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.7 Promissory Note, dated January 31, 1995, of MCS in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.8 Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number
            10.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.9 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Stephen R. Kerrigan, MCS and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.10 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.10 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Mitchell Blatt and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.11 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.11 Senior Management Agreement, dated January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Robert M. Doyle and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.12 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.12 Employment Agreement, dated as of August 4, 1995, by and between Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.13 Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.14 Stock Purchase Agreement, dated as of March 7, 1995, by and among Ford Coin Laundries, Inc., Kwik Wash Laundries, Inc., Solon and the Sellers (incorporated by reference from exhibit number 10.15 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.15 Dealer Manager Agreement, dated October 20, 1995, by and among TCC, Solon, Lazard and Fieldstone Private Capital Group, L.P. ("Fieldstone") (incorporated by reference from exhibit number 10.17 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.16 Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number
             10.18 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.17 Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.18 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  10.19 Commitment Letter, dated November 22, 1996, from Bankers Trust Company ("Bankers Trust"), First Union Bank of North Carolina ("First Union") and Lehman Commercial Paper, Inc. ("Lehman"), addressed to Coinmach Laundry Corporation ("Coinmach Laundry") (incorporated by reference from exhibit 10.1 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

  10.20 Stock Purchase Agreement, dated November 25, 1996, by and among Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik Wash Laundries, L.P. and Coinmach (the "Stock Purchase Agreement") (incorporated by reference from exhibit 10.2 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.21 First Amendment to Stock Purchase Agreement, dated as of January 8, 1997 (incorporated by reference from exhibit 10.3 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

  10.22 Registration Rights Agreement, dated as of March 14, 1997, between Coinmach and Atlanta Washer & Dryer Leasing, Inc. (incorporated by reference from exhibit 10.33 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.23 Amended and Restated Employment Agreement, dated as of June 1, 1996, by and between Coinmach and John E. Denson (incorporated by reference from exhibit 10.34 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.24 Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.25 Underwriting Agreement, dated July 17, 1996, by and among Coinmach Laundry and Lehman Brothers, Inc., Dillon, Read & Co., Inc., Lazard and Fieldstone (collectively, the "Representatives") (incorporated by reference from exhibit 10.36 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.26 Lock-Up Agreements, dated July 23, 1996, among Coinmach Laundry and the Representatives (incorporated by reference from exhibit 10.37 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.27 Promissory Note, dated January 8, 1997, of Coinmach Laundry in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994 (incorporated by reference from exhibit 10.38 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.28 Tax Cooperation Agreement, dated as of January 8, 1997, by and among Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc., Coinmach and the Sellers (incorporated by reference from exhibit 10.39 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.29 Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach (incorporated by reference from exhibit 10.40 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.30 Credit Agreement dated January 8, 1997, among Coinmach, the Lending Institutions listed therein, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit 10.41 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-
             7694)

  10.31 Tranche A Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, Bank of Scotland and Bank of Boston (incorporated by reference from exhibit
             10.42 to Coinmach's Form 10-K for the fiscal year ended March
             28, 1997, file number 0-7694)

  10.32 Tranche B Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Fleet National Bank, Heller, The Nippon Credit Bank, Ltd., Bank of Scotland, Bank of Boston, Massachusetts Mutual Life Insurance Company, Pilgrim America Prime Rate Trust, Prime Income Trust, The Ing Capital Senior Secured High Income Fund, L.P., and Merrill Lynch Senior Floating Rate Fund, Inc. (incorporated by reference from exhibit
             10.43 to Coinmach's Form 10-K for the fiscal year ended March
             28, 1997, file number 0-7694)

  10.33 Revolving Notes, each dated January 8, 1997, by Coinmach in favor of each of Bank of Boston, Bankers Trust, First Union, Lehman, Fleet National Bank, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, and Bank of Scotland (incorporated by reference from exhibit 10.44 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.34 Swing Line Note, dated January 8, 1997, in the principal amount of $5,000,000 in favor of Bankers Trust (incorporated by reference from exhibit 10.45 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.35 Holdings Pledge Agreement, dated January 8, 1997, made by Coinmach Laundry to Bankers Trust and Richard F. Enthoven, as Seller Agent (incorporated by reference from exhibit 10.46 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-
             7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.36 Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to Bankers Trust (incorporated by reference from exhibit 10.47 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.37 Security Agreement, dated January 8, 1997, between Coinmach and Bankers Trust and the Assignment of Security Interest in United States Trademarks and Patents (incorporated by reference from exhibit 10.48 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.38 Collateral Assignment of Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit
             10.49 to Coinmach's Form 10-K for the fiscal year ended March
             28, 1997, file number 0-7694)

  10.39 Collateral Assignment of Location Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.50 to Coinmach's Form 10-K for the fiscal year ended ended March 28, 1997, file number 0-7694)

  10.40 Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Coinmach, Heller, Jackson National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan (collectively, "JNL"), Harvard, James N. Chapman and Michael E. Marrus (incorporated by reference from exhibit 10.51 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.41 Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Heller, JNL, Harvard, MCS, James
             N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-
             7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.42 Promissory Note, dated March 24, 1997, of John E. Denson in favor of Coinmach (incorporated by reference from exhibit 10.53 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

  10.43 Deed of Trust, Security Agreement, Assignment of Leases, Rents and Profits, Financing Statement and Fixture Filing, made by Coinmach to Bankers Trust, as executed on March 27, 1997 and recorded with the County Clerk of Dallas County, Texas on April 7, 1997 (incorporated by reference from exhibit 10.54 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-
             7694)

  10.44 Amendment No. One and Waiver, dated as of June 2, 1997, to the Credit Agreement dated as of January 8, 1997, among Coinmach, Coinmach Laundry, the lending institutions named therein, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit number 10.55 to Coinmach's Form 10-Q for the quarterly period ended June 27, 1997, file number 0-7694)

  10.45 Amendment No. Two and Waiver, dated as of October 7, 1997, to the Credit Agreement, dated as of January 8, 1997, as amended by Amendment No. 1 dated as of June 2, 1997, among Coinmach, Coinmach Laundry, the lending institutions from time to time a party thereto, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit number 10.4 to Coinmach's Form 8-K/A Amendment No. 1 dated October 8, 1997, file number 0-7694)

  10.46 Indenture, dated as of October 8, 1997, by and between Coinmach and State Street Bank and Trust Company ("State Street") (incorporated by reference from exhibit number 4.1 to Coinmach's Form 8-K/A Amendment No. 1 dated October 8, 1997, file number 0-7694)

  10.47 Purchase Agreement, dated as of October 1, 1997, by and among Coinmach, Jefferies and Company, Inc. ("Jefferies"), Lazard, BT Alex. Brown Incorporated ("BT Alex. Brown") and First Union Capital Markets Corp. (incorporated by reference from exhibit 10.1 to Coinmach's Form 8-K/A Amendment No. 1 dated October 8, 1998, file number 0-7694)

  10.48 Registration Rights Agreement, dated October 8, 1997, by and among Coinmach, Jefferies, Lazard, BT Alex. Brown and First Union Capital Markets Corp. (incorporated by reference from exhibit 10.2 to Coinmach's Form 8-K/A Amendment No. 1 dated October 8, 1998, file number 0-7694)

  10.49 Second Supplement Indenture, dated as of October 8, 1997 (Supplement to Indenture dated as of November 11, 1995) from Coinmach to State Street (incorporated by reference from exhibit
             10.3 to Coinmach's Form 8-K/A Amendment No. 1 dated October 8, 1998, file number 0-7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.50 Stock Purchase Agreement, dated July 17, 1997, by and among the "Sellers" as set forth on Exhibit A attached thereto, National Coin Laundry Holding, Inc., National Coin Laundry, Inc., National Laundry Equipment Company and Coinmach (incorporated by reference from exhibit 10.56 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 0-7694)

  10.51 Asset Purchase Agreement, dated July 17, 1997, by and among Whitmer Vend-O-Mat Laundry Services, Inc., Stephen P. Close, Kimberly A. Close, Ruth D. Close, Kimberly A. Close, Ruth D. Close and Stephen
             P. Close as trustees of the Alvin D. Close Trust, SPC Management, Inc. and Coinmach (incorporated by reference from exhibit 10.57 to Coinmach's Form 10-Q for the quarterly period ended September 26, 1997, file number 0-7694)

  10.52 Supply Agreement, dated as of May 13, 1997, by and among Coinmach, SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach's Form 10-Q for the quarterly period ended December 26, 1997, file number 0-7694) (superceded by exhibit
             10.57 of this report)

  10.53 Purchase Agreement, dated as of January 20, 1998, by and among Coinmach, Matthew A. Spagat, Jerome P. Seiden, Macke Laundry Service Midwest Limited Partnership, JPS Laundry, Inc., Macke Laundry Service, Inc., Coin Controlled Washers, Inc., Macke Laundry Service-Central Limited Partnership, Macke Services-Texas, Inc., Superior Coin, Inc., Superior Coin II, Inc., and Advance/Macke Domestic Machines, Inc. (the "Macke Purchase Agreement") (incorporated by reference from exhibit 10.59 to Coinmach's Form 8-K dated March 2, 1998, file number 0-7694)

  10.54 Amendment No. 1, dated as of March 2, 1998, to the Macke Purchase Agreement (incorporated by reference from exhibit 10.60 to Coinmach's Form 8-K dated March 2, 1998, file number 0-7694)

  10.55 Second Amended and Restated Credit Agreement, dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First Union, as Syndication Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.61 to Coinmach's Form 8-K dated March 2, 1998, file number 0-7694)

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

EXHIBIT
NUMBER/1/                               DESCRIPTION
---------                               -----------
  10.56 First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First Union, as Syndication Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.62 to Coinmach's Form 8-K dated March 2, 1998, file number 0-7694)

  10.57 Supply Agreement, dated as of May 1, 1998, by and among Coinmach, SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment)

  16.1 Letter, dated June 29, 1995, from Arthur Andersen LLP to the Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

  21.1      Subsidiaries of Coinmach Corporation

  27.1      Financial Data Schedule

--------------------
/1/ Exhibit numbers are referenced to Item 601 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

(b)     Reports on Form 8-K.

  During the quarter ended March 31, 1998, the Company filed the following reports:

  (1) Current Report on Form 8-K, dated March 2, 1998, reporting in Items 2, 7 and 8 thereof, (A) the completion of the acquisition (the "Macke Acquisition") of (i) 100% of the outstanding partnership interests of Macke Laundry Service Limited Partnership held by Macke Laundry Service Midwest Limited Partnership, MAS Laundry Inc., JPS Laundry, Inc. and Macke Laundry Service, Inc. and (ii) substantially all of the assets of Coin Controlled Washers, Inc., Macke Laundry Service-Central Limited Partnership, Macke Laundry Services-Texas, Inc., Superior Coin, Inc., Superior Coin II, Inc. and Advance/Macke Domestic Machines, Inc. (collectively, the "Macke Entities") by Coinmach for an aggregate purchase price of approximately $213 million and (B) a change in the Company's fiscal year from the 52 or 53 week period ending on the last Friday of March to the twelve consecutive months ending March 31; and

  (2) Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K, dated March 2, 1998, reporting in Items 2 and 7 thereof, the completion of the Macke Acquisition, together with the audited combined financial statements for the Macke Entities for the years ended June 30, 1997, 1996 and 1995, and the unaudited pro forma combined financial statements of Coinmach for the nine-month period December 26, 1997 and for the year ended March 28, 1997.

(c)  Exhibits -- See (a)(2) above.

(d)  None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 19, 1998.

                                              COINMACH CORPORATION



                                      By:  /s/ STEPHEN R. KERRIGAN
                                          --------------------------------------
                                                 Stephen R. Kerrigan
                                               Chief Executive Officer

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


Date: June 19, 1998                   By:  /s/ STEPHEN R. KERRIGAN
                                          --------------------------------------
                                                  Stephen R. Kerrigan
                                          Chairman of the Board of Directors and
                                            Chief Executive Officer (Principal
                                                  Executive Officer)



Date: June 19, 1998                   By:  /s/ MITCHELL BLATT
                                          --------------------------------------
                                                      Mitchell Blatt
                                              Director, President and Chief
                                                     Operating Officer



Date: June 19, 1998                   By:  /s/ ROBERT M. DOYLE
                                          --------------------------------------
                                                      Robert M. Doyle
                                           Chief Financial Officer, Senior Vice
                                            President, Secretary and Treasurer
                                            (Principal Financial and Accounting
                                                         Officer)



Date: June 19, 1998                   By:  /s/ JOHN E. DENSON
                                          --------------------------------------
                                                      John E. Denson
                                            Senior Vice President - Corporate
                                                        Development



Date: June 19, 1998                   By:  /s/ MICHAEL STANKY
                                          --------------------------------------
                                                      Michael Stanky
                                                  Senior Vice President

                     COINMACH CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Report.................................................  F-1

As of March 31, 1998 and March 28, 1997:
 Consolidated Balance Sheets.................................................  F-2

For the years ended March 31, 1998 and March 28, 1997, the six month transaction period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995:
  Consolidated Statements of Operations......................................  F-4
  Consolidated Statements of Stockholder's (Deficit) Equity..................  F-5
  Consolidated Statements of Cash Flows......................................  F-6

Notes to Consolidated Financial Statements...................................  F-8

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Reports of Independent Auditors

To the Board of Directors of
 Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 1998 and March 28, 1997, and the related consolidated statements of operations, stockholder's (deficit) equity, and cash flows for the years ended March 31, 1998 and March 28, 1997, the six-month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 1998 and March 28, 1997, and the consolidated results of their operations and their cash flows for years ended March 31, 1998 and March 28, 1997, the six-month transition period ended March 29, 1996 and for the period from April 5, 1995 to September 29, 1995, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

Melville, NY
May 8, 1998, except for Note 13,
 as to which the date is June 5, 1998

                     Coinmach Corporation and Subsidiaries

                          Consolidated Balance Sheets

                           (In thousands of dollars)


                                                       MARCH 31,      MARCH 28,
                                                         1998           1997
                                                 -----------------------------
ASSETS
Cash and cash equivalents                              $ 22,451       $ 10,110
Receivables, less allowance of $325 and $555              7,750          6,894
Inventories                                              13,430          7,959
Prepaid expenses                                          6,254          3,170
Advance location payments                                74,026         38,472
Land, property and equipment:
 Laundry equipment and fixtures                         233,080        135,656
 Land, building and improvements                         25,467         14,266
 Trucks and other vehicles                                8,015          4,211
                                                 -----------------------------
                                                        266,562        154,133

 Less accumulated depreciation                          (72,234)       (42,017)
                                                 -----------------------------
Net property and equipment                              194,328        112,116


Contract rights, net of accumulated amortization
of $39,923 and $19,815                                  366,762        180,557
Goodwill, net of accumulated amortization
of $12,530 and $5,574                                   110,424         95,771
Other assets                                             20,807         12,501
                                                 -----------------------------
Total assets                                           $816,232       $467,550
                                                 =============================



See accompanying notes.

                     Coinmach Corporation and Subsidiaries

                          Consolidated Balance Sheets

           (In thousand of dollars, except par value and share data)


                                                       MARCH 31,      MARCH 28,
                                                         1998           1997
                                                 -----------------------------
LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Accounts payable                                       $ 17,128       $  8,946
Accrued rental payments                                  20,977         10,573
Accrued interest                                         13,993          9,712
Other accrued expenses                                   15,220          8,986
Due to parent                                            64,039         22,432
Deferred income taxes                                    79,511         65,650
11-3/4% Senior Notes                                    296,655        196,655
Premium on 11-3/4% Senior Notes, net                      9,258             -
Credit facility indebtedness                            296,267        130,000
Other long-term debt                                      5,778          2,623

Stockholder's (deficit) equity:
 Common stock, par value $.01:
  1,000 shares authorized, 100 shares issued at
  March 31, 1998 and March 28, 1997                          -              -
Capital in excess of par value                           41,391         41,391
Accumulated deficit                                     (43,816)       (29,164)
                                                 -----------------------------

                                                         (2,425)        12,227
Notes receivable from management                           (169)          (254)
                                                 -----------------------------
Total stockholder's (deficit) equity                     (2,594)        11,973
                                                 -----------------------------
Total liabilities and stockholder's (deficit)
 equity                                                $816,232       $467,550
                                                 =============================


See accompanying notes.

                     Coinmach Corporation and Subsidiaries

                     Consolidated Statements of Operations

                (In thousands of dollars, except per share data)


                                                                                           SIX-MONTH
                                                                                           TRANSITION         APRIL 5,
                                                                YEAR ENDED                PERIOD ENDED        1995 TO
                                                         MARCH             MARCH             MARCH           SEPTEMBER
                                                        31, 1998          28, 1997          29, 1996          29, 1995
                                               -----------------------------------------------------------------------
Revenues                                               $ 324,887         $ 206,852         $  89,070         $  89,719

Costs and expenses:
 Laundry operating expenses                              217,333           139,446            60,536            62,905
 General and administrative                                6,158             4,520             2,024             2,458
 Depreciation and amortization                            75,453            46,316            18,212            18,423
 Stock based compensation charge                           1,261             1,768                 -                 -
 Restructuring expenses                                        -                 -                 -             2,200
                                               -----------------------------------------------------------------------
                                                         300,205           192,050            80,772            85,986
                                               -----------------------------------------------------------------------

Operating income                                          24,682            14,802             8,298             3,733

Interest expense, net                                     44,668            27,417            11,830            11,541
                                               -----------------------------------------------------------------------
Loss before income taxes and
extraordinary items                                      (19,986)          (12,615)           (3,532)           (7,808)
                                               -----------------------------------------------------------------------

Provision (benefit) for income taxes:
 Currently payable                                           299               200                50               420
 Deferred                                                 (5,633)           (2,507)           (1,048)           (2,282)
                                               -----------------------------------------------------------------------
                                                          (5,334)           (2,307)             (998)           (1,862)
                                               -----------------------------------------------------------------------

Loss before extraordinary items                          (14,652)          (10,308)           (2,534)           (5,946)

Extraordinary items, net of income tax benefit
 of $206 for the year ended March 31, 1997 and
 $5,305 for the six-month transition period
ended March 28, 1996                                           -              (296)           (8,925)                -

                                               -----------------------------------------------------------------------
Net loss                                               $ (14,652)        $ (10,604)        $ (11,459)        $  (5,946)
                                               =======================================================================



See accompanying notes.

                     Coinmach Corporation and Subsidiaries

           Consolidated Statements of Stockholder's (Deficit) Equity

             (In thousands of dollars, except par value and shares)

                                                                                                                          TOTAL
                                                           CLASS A       CAPITAL IN                     RECEIVABLES    STOCKHOLDER'S
                                               COMMON      COMMON        EXCESS OF       ACCUMULATED        FROM         (DEFICIT)
                                                STOCK       STOCK        PAR VALUE         DEFICIT       MANAGEMENT        EQUITY
                                             --------------------------------------------------------------------------------------
Balance, September 30, 1994                     $ 122        $ 33         $14,221         $(23,097)        $      -       $ (8,721)
Net loss--Predecessor period                        -           -               -           (2,627)               -         (2,627)
Repurchase of 45,459 shares of common stock         -           -             (68)               -                -            (68)
Purchase accounting adjustments                     -           -          (2,308)          25,724                -         23,416
Recapitalization of common stock                 (122)        (33)            155                -                -              -
Merger of TCC                                       -           -          11,222           (1,155)            (338)         9,729
Advance to Coinmach Laundry Corporation             -           -               -                -           (2,000)        (2,000)
Net loss--Successor period                          -           -               -           (5,946)               -         (5,946)
                                             --------------------------------------------------------------------------------------
Balance, September 29, 1995                         -           -          23,222           (7,101)          (2,338)        13,783
Dividend to Coinmach Laundry Corporation            -           -          (5,118)               -                -         (5,118)
Repayment of receivables from stockholder           -           -               -                -              646            646
Net loss                                            -           -               -          (11,459)               -        (11,459)
                                             --------------------------------------------------------------------------------------

Balance, March 29, 1996                             -           -          18,104          (18,560)          (1,692)        (2,148)
Investment by Coinmach Laundry Corporation          -           -          23,287                -                -         23,287
Repayment of receivables from stockholder           -           -               -                -            1,355          1,355
Forgiveness of receivables from management          -           -               -                -               83             83
Net loss                                            -           -               -          (10,604)               -        (10,604)
                                             --------------------------------------------------------------------------------------
Balance, March 28, 1997                             -           -          41,391          (29,164)            (254)        11,973
Forgiveness of receivables from management          -           -               -                -               85             85
Net loss                                            -           -               -          (14,652)               -        (14,652)
                                             --------------------------------------------------------------------------------------
Balance, March 31, 1998                        $    -        $  -         $41,391         $(43,816)        $   (169)      $ (2,594)
                                             ======================================================================================

See accompanying notes.

                     Coinmach Corporation and Subsidiaries

                     Consolidated Statements of Cash Flows

                           (In thousands of dollars)


                                                                                     SIX-MONTH
                                                                                    TRANSITION          APRIL 5,
                                                         YEAR ENDED                PERIOD ENDED         1995 TO
                                                   MARCH             MARCH             MARCH           SEPTEMBER
                                                  31, 1998          28, 1997          29, 1996          29, 1995
                                               -----------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                         $ (14,652)        $ (10,604)        $ (11,459)        $  (5,946)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation                                      30,649            22,587             9,374             9,571
  Amortization of advance location payments         11,280             7,682             2,913             2,772
  Amortization of intangibles                       33,524            16,047             5,925             6,080
  Deferred income taxes                             (5,633)           (2,507)           (1,048)           (2,000)
  Amortization of debt discount and
  deferred issue costs                                 996               533               414               735
  Amortization of premium on 11-3/4%
  Senior Notes                                        (617)                -                 -                 -
  Stock based compensation                           1,261             1,768                 -                 -
  Extraordinary charges for early
   extinguishment of debt, net of taxes                  -               296             8,925                 -

  Change in operating assets and liabilities,
   net of businesses acquired:
     Other assets                                   (3,026)           (2,462)               24              (717)
     Receivables, net                                1,406            (1,100)           (1,489)              (73)
     Inventories and prepayments                    (2,844)           (3,008)           (1,100)              930
     Accounts payable                                  714             2,144              (272)             (668)
     Accrued interest                                4,281             1,956             3,193               (25)
     Other accrued expenses, net                     1,347               973            (3,300)            1,980
                                               -----------------------------------------------------------------
Net cash provided by operating activities           58,686            34,305            12,100            12,639
                                               -----------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property and equipment                (42,468)          (29,779)          (10,757)           (9,550)
Advance rental payments to location owners         (13,330)          (11,809)           (3,462)           (3,569)
Additions to net assets related to acquisitions
of businesses                                     (295,676)         (155,247)                -                 -
Sales of property and equipment                        599               137                57                 5
                                               -----------------------------------------------------------------
Net cash used in investing activities             (350,875)         (196,698)          (14,162)          (13,114)
                                               -----------------------------------------------------------------

                     Coinmach Corporation and Subsidiaries

                           (In thousands of dollars)


                                                                                           SIX-MONTH
                                                                                           TRANSITION          APRIL 5,
                                                               YEAR ENDED                 PERIOD ENDED         1995 TO
                                                         MARCH              MARCH             MARCH           SEPTEMBER
                                                        31, 1998           28, 1997          29, 1996          29, 1995
                                               ------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of 11-3/4% senior notes         $ 109,875       $          -         $  72,655   $             -
Net proceeds from issuance of term loans from
credit facility                                          166,267            130,000                 -                 -
Deferred debt issuance costs                              (9,015)              (178)           (4,794)                -
Debt extinguishment costs                                     -                (319)           (6,909)                -
Net advances (repayments) from parent                     38,180              6,322               646            (2,000)
Net investment from Coinmach Laundry Corp.                    -              23,287                 -                 -
Dividends to Coinmach Laundry Corporation                     -                   -            (5,118)                -
Repurchase of 12 3/4% senior notes                            -              (5,000)                -                 -
Net borrowings (repayments) of bank and
other borrowings                                             396               (325)          (43,715)            1,126
Principal payments of capitalized lease                   (1,173)            (1,007)             (262)             (143)
 obligations                                   ------------------------------------------------------------------------
Net cash provided by (used in) financing                 304,530            152,780            12,503            (1,017)
 activities                                    ------------------------------------------------------------------------

Net increase (decrease) in cash                           12,341             (9,613)           10,441            (1,492)
Cash and cash equivalents, beginning of period            10,110             19,723             9,282            10,774
Cash and cash equivalents, end of period               $  22,451          $  10,110         $  19,723         $   9,282
                                               ========================================================================
Supplemental disclosure of cash flow
information:
  Interest paid                                        $  38,385          $  24,845         $   8,500         $  10,900
                                               ========================================================================



See accompanying notes.

                     Coinmach Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

                                March 31, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements consolidate the accounts of Coinmach Corporation and Subsidiaries, (formerly Solon Automated Services, Inc. ("Solon")) with the consolidated accounts of The Coinmach Corporation ("TCC") (collectively, the "Company") for the periods under common control. Solon was acquired on April 5, 1995 by Coinmach Laundry Corporation ("CLC") (the "Solon Acquisition"), a company controlled by Golder Thoma Cressey Rauner, Inc. ("GTCR"). TCC was formed in January 1995 by an investor group, comprised principally of the same investors who formed CLC, and acquired Coinmach Industries Co., L.P. ("Industries") and Super Laundry Equipment Co., L.P. ("Super Laundry LP") on January 31, 1995 (the "TCC Acquisition"). Both the Solon Acquisition and the TCC Acquisition were accounted for as purchases and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the respective acquisition dates.

As described in Note 2e, Solon completed a merger with TCC on November 30, 1995. This transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group's control over both Solon and TCC, the accompanying financial statements have been prepared to reflect the accounts of Solon and TCC and their wholly-owned subsidiaries on a consolidated basis since the date of common control, April 5, 1995.

The Company's business involves leasing laundry rooms from building owners and property management companies, installing and securing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 1998, the Company owned and operated approximately 680,000 washers and dryers in approximately 70,000 locations throughout the United States and in 150 retail laundromats throughout Texas. The Company's wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), also is a laundromat equipment distribution company.

All material intercompany accounts and transactions have been eliminated in consolidation.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats were approximately $21.8 million, $18.8 million, $7.8 million and $7.9 million for 1998, 1997, 1996T and 1995, respectively.

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

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                     MARCH           March
                                    31, 1998        29, 1997
                               --------------------------------

Laundry equipment                  $   9,524       $   6,198
Machine repair parts                   3,906           1,761
                               --------------------------------
                                   $  13,430       $   7,959
                               ================================

LAND, PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

Laundry equipment and          5 to 8 years
 fixtures
Leasehold improvements and     5 to 8 years
 decorating costs
Trucks and other vehicles      3 to 4 years


Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

GOODWILL AND CONTRACT RIGHTS

Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired.. Goodwill recorded as the result of the Solon Acquisition on April 5, 1995 is being amortized on a straight-line basis over 20 years. Goodwill recorded in acquisitions subsequent thereto is being amortized over 15 years on a straight-line basis.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of approximately 15 years based on independent appraisals or present valued future cash flows at prevailing discount rates.

Management periodically evaluates the realizability of the goodwill and contract rights balances based upon the Company's expectations of undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

ADVANCE LOCATION PAYMENTS

Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

INTEREST EXPENSE

Interest expense is reported net of interest income of approximately $0.2 million, $1.0 million, $0.3 million and $0.1 million for 1998, 1997, 1996T and 1995, respectively.

RECLASSIFICATION

Certain prior year's balances have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

During 1995, the Company reimbursed CLC $114,000 for certain restructuring costs, incurred by CLC relating to the restructuring of Solon.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Under the liability method of SFAS No. 109,

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective March 30, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not have an effect on the results of operations or financial condition of the Company.

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Since SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until the fiscal year ended March 31, 1999, if applicable. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it would present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999, if applicable.

                     Coinmach Corporation and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company is currently evaluating what operating segments of its business may trigger the disclosure requirements under SFAS No. 131.

COMPREHENSIVE INCOME STATEMENT

In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of this statement in its year ending March 31, 1999. The Company does not believe that the adoption of this statement will have a significant effect on its consolidated financial statements and related disclosures.

FISCAL YEAR

On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The impact of this change in the current year is not material to the financial statements taken as a whole. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March since the merger of Solon and TCC (see Note 2). Prior to the merger with TCC, Solon's fiscal year was the fifty-two or fifty-three week period which ended on the Friday nearest September 30th. The period from April 5, 1995 to September 29, 1995 is referred to as "1995," the transition period for the six-months ended March 29, 1996 is referred to as "1996T," the year ended March 28, 1997 is referred to as "1997" and the year ended March 31, 1998 is referred to as "1998."

2. BUSINESS COMBINATIONS

A. THE MACKE ACQUISITION

On March 2, 1998, the Company completed the acquisition of Macke Laundry Service Limited Partnership ("MLSLP") and substantially all of the assets of certain related entities (collectively "Macke") for an aggregate purchase price of approximately $213 million (the "Macke Acquisition"), excluding transaction expenses. Macke operated approximately 236,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout the United States.

Immediately following the Macke Acquisition, MLSLP was dissolved, the partnership interests were liquidated and all of MLSLP's assets were distributed to the Company.

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

Concurrently with the Macke Acquisition, the Company also entered into an amended and restated senior financing agreement with its existing lenders, providing for approximately $200 million of additional financing used to fund the Macke Acquisition (the "Amended and Restated Credit Facility") (see Note 6).

The Macke Acquisition has been accounted for as a purchase and, accordingly, assets and liabilities were recorded at their estimated fair value at the date of acquisition and the results of operations are included subsequent to that date. The purchase price allocations have been made on a preliminary basis, which included a preliminary allocation of the excess of cost over the net tangible assets acquired to contract rights of approximately $135.9 million.

B. THE KWIK WASH ACQUISITION

On January 8, 1997, the Company completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for $125 million in cash (excluding transaction expenses) and a $15 million promissory note issued by CLC (the "Kwik Wash Acquisition"). KWL and Kwik Wash are the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provided coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operates approximately 150 retail laundromats located throughout Texas. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into the Company.

Concurrently with the Kwik Wash Acquisition, the Company entered into a new senior financing arrangement providing up to $200 million (the "New Credit Facility") (see Note 6). The New Credit Facility, proceeds of which were used in part to fund the Kwik Wash Acquisition, replaced the Company's then existing credit facility.

The Kwik Wash Acquisition had been accounted for as a purchase and accordingly, assets and liabilities were recorded at fair value at the date of acquisition and the results of operations were included subsequent to that date. The excess cost over net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of $49.4 million and deferred taxes payable of approximately $49.4 million.

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

C. OTHER ACQUISITIONS

During the 1998 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $84.0 million, of which the Company paid approximately $81.8 million in cash and $2.3 million in promissory notes issued by the Company, which are included in other long-term debt. The excess cost over the net assets acquired amounted to approximately $63.6 million and has been allocated to contracts rights of approximately $47.1 million and to goodwill of approximately $16.5 million.

During the 1997 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by the Company, which are included in other long-term debt. Such promissory notes have a conversion option which allows the holder of the option to convert these promissory notes, after the one-year anniversary of the issue date, into shares of the CLC's Class A Common Stock at the principal amount then outstanding at a conversion price equal to 115% of the average daily closing price per share of CLC Common Stock over the twenty business day period immediately preceding the issue date. To date none of the above mentioned promissory notes have been converted into shares of CLC Common Stock. The excess cost over the net assets acquired amounted to approximately $12 million of which $7.9 million has been allocated to contract rights and $4.1 million has been allocated to goodwill.

The following table reflects unaudited pro forma combined results of operations of the Company, and all acquired businesses described above for the years ended March 31, 1998 and March 28, 1997, as if the acquisitions described above had taken place at the beginning of each of the periods presented (in thousands except per share data):

                                                 MARCH            MARCH
                                                31, 1998         28, 1997
                                         --------------------------------

Revenues                                       $ 454,053        $ 439,723
Loss before extraordinary items                  (17,983)         (14,738)
Net loss                                         (17,983)         (15,034)

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions described above been consummated at the beginning of each period or of the results of future operations of the combined companies under the ownership and management of the Company.

D. THE SOLON ACQUISITION

Solon entered into a Stock Purchase Agreement, dated as of March 7, 1995, with Ford Coin Laundries, Inc. ("Ford"), and certain other parties named therein, whereby Ford purchased all of Solon's outstanding Common Stock (the "Common Stock") and substantially all of Solon's Class A Common Stock (the "Class A Common Stock") (collectively, the "Shares"). The purchase price for the Shares was $11.5 million. The foregoing transaction closed on April 5, 1995. The source of funds used by Ford for the Shares was the cash proceeds from the sales by Ford to CLC of (i) the Ford's nonvoting Class A common stock (the "Ford Non-Voting Common Stock") pursuant to a Stock Purchase Agreement, dated April 4, 1995, and (ii) an option to purchase Ford's voting Common Stock (the "Ford Voting Common Stock") pursuant to a Letter Agreement dated April 4, 1995. As of April 5, 1995, Ford beneficially owned, and had the sole power to dispose of, the Shares. The Shares beneficially owned by Ford represented 100% of the outstanding Common Stock and approximately 97% of the outstanding Class A Common Stock.

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

E. THE TCC ACQUISITION

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

F. THE MERGER WITH TCC

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

                     Coinmach Corporation and Subsidiaries

2. BUSINESS COMBINATIONS (CONTINUED)

Details of the results of operations of TCC and Solon for the period prior to the merger are as follows (in thousands):

                                   SEPTEMBER 30, 1995 TO     APRIL 5, 1995 TO
                                     NOVEMBER 29, 1995      SEPTEMBER 29, 1995
                            ----------------------------------------------------

REVENUES
Solon                                     $17,909                $51,256
TCC                                        13,018                 38,463
                            ----------------------------------------------------
Combined                                  $30,927                $89,719
                            ====================================================
NET (LOSS) INCOME
Solon                                     $  (525)               $(5,496)
TCC                                            49                   (450)
                            ----------------------------------------------------
Combined                                  $  (476)               $(5,946)
                            ====================================================

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

3. TRANSITION PERIOD COMPARATIVE FINANCIAL INFORMATION

Presented below is comparative financial information for the six-month transition period ended March 29, 1996 compared to the six-month period ended March 31, 1995:

                                            SIX MONTH PERIOD ENDED
                                           MARCH              MARCH
                                         29, 1996           31, 1995
                                         ----------------------------
                                                           (Unaudited)

Revenues                                 $  89,070          $  87,996
Laundry operating expenses                  60,536             61,418
                                         ---------
                                            28,534             26,578
                                         ----------------------------


Income taxes (benefit) expense                (998)                54
                                         ----------------------------

Loss before extraordinary item              (2,534)            (5,406)
Extraordinary item, net of tax              (8,925)              (848)
                                         ----------------------------
Net loss                                 $ (11,459)         $  (6,254)
                                         ============================

                     Coinmach Corporation and Subsidiaries

4. RECEIVABLES

Receivables consist of the following (in thousands):


                                              MARCH              MARCH
                                            31, 1998            28, 1997
                                          -----------------------------

Trade receivables                         $   6,215           $   5,551
Notes receivable                                759               1,225
Other                                         1,101                 673
                                          -----------------------------

                                              8,075               7,449
Allowance for doubtful accounts                 325                 555
                                          -----------------------------
                                          $   7,750           $   6,894
                                          =============================

Notes receivable, which arise from the construction of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 1999. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 12). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its receivables with recourse at cost; recognizing no gain or loss.

5. RESTRUCTURING COSTS

Restructuring charges for 1995 consist of costs aggregating approximately $2.2 million, which includes approximately $1.3 million of severance payments for 55 of Solon's management, administrative and regional personnel, approximately $300,000 of costs to relocate Solon's financial and administrative functions to Roslyn, New York, approximately $100,000 of costs to integrate certain financial and operating systems, and approximately $500,000 of costs related to the consolidation of certain of Solon's regional offices. Of the total restructuring costs of $2.2 million, approximately $300,000 was paid during 1995, approximately $1.3 million was paid during 1996T, and the remaining portion of approximately $600,000 was paid during 1997. The 55 employee terminations included 5 management employees, 17 corporate staff financial and administrative employees and 33 regional laundry operational employees. Notifications to employees were made on various dates through September 1995.

                     Coinmach Corporation and Subsidiaries

6. DEBT

Debt consists of the following (in thousands):

                                                MARCH          MARCH
                                               31, 1998       28, 1997
                                              ------------------------

11-3/4% Senior Notes due 2005                 $ 296,655      $ 196,655
Premium on 11-3/4% Senior Notes, net              9,258              -
Credit facility indebtedness                    296,267        130,000
Obligations under capital leases                  4,475          1,711
Other long-term debt with varying terms and
 maturities                                       1,303            912
                                              ------------------------
                                              $ 607,958      $ 329,278
                                              ========================
A. SENIOR NOTES

On November 30, 1995, the Company completed an exchange offer with substantially all the holders of certain 12-3/4% Senior Notes due 2001 (the "12-3/4% Notes") and certain 13-3/4% Senior Subordinated Debentures due 2002 (the "Subordinated Debentures"). Through December 14, 1995, the Company issued a total of $196.7 million of Series B 11-3/4% Senior Notes due 2005 (the "Series B Notes") which enabled it to complete this exchange offer, consummate the merger with TCC, retire its remaining debt, and provide additional working capital. The Company incurred costs of approximately $4.0 million, net of income taxes, related to a 5.5% premium paid to retire its 12-3/4% Notes and Subordinated Debentures, wrote-off the unamortized balance of the related original issue discount and deferred finance costs of approximately $1.3 million and $1.8 million, net of income taxes, respectively, and also incurred costs related to the retirement of a revolving credit facility of TCC of approximately $1.8 million, net of income taxes. The aggregate of the foregoing items totaling $8.9 million, net of income taxes, is shown as an extraordinary item in 1996T.

In February 1997, the Company redeemed all of its outstanding 12-3/4% Notes at a redemption price of 106.375% of the principal amount thereof, together with accrued interest from January 15, 1997 to February 18, 1997, in an aggregate amount of approximately $5.4 million. As part of the premium paid to redeem the 12-3/4% Notes, together with the write-off of all unamortized financing costs associated with the 12-3/4% Notes, the Company recognized an extraordinary charge of $296,000 in 1997 (net of a tax benefit of $206,000).

                     Coinmach Corporation and Subsidiaries

6. DEBT (CONTINUED)

On October 8, 1997, the Company completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11-3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its outstanding Series B Notes. The gross proceeds from the Bond Offering were $109.875 million, of which $100.0 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. The Company used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, the Company commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its registered 11-3/4% Series D Senior Notes due 2005 (the "Series D Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

Interest on the Series D Senior Notes is payable semi-annually on May 15 and November 15. The Series D Senior Notes are redeemable at the option of the Company at any time after November 15, 2000 at a price equal to 105-7/8% declining to par if redeemed after November 15, 2002. The Series D Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC.

B. CREDIT FACILITY

On January 8, 1997, the Company entered into a senior financing arrangement under a New Credit Facility, with Bankers Trust Company ("Bankers Trust"), First Union National Bank of North Carolina ("First Union"), Lehman Commercial Paper, Inc. and other certain lending institutions named therein (collectively, the "Banks"), replacing the Company's then existing credit facility. The New Credit Facility, as amended effective June 2, 1997, consisted of a $70 million revolving credit facility and a $190 million term loan facility, which was comprised of a Tranche A term loan in the amount of $30 million and a Tranche B term loan in the amount of $160 million. The Tranche B term loan was increased by $60 million effective June 2, 1997.

                     Coinmach Corporation and Subsidiaries

6. DEBT (CONTINUED)

In December 1997, the New Credit Facility was amended to provide for $235 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; (ii) a $125 million acquisition revolving credit facility bearing interest at an annual rate of LIBOR plus 1.50%; and (iii) a $75 million Tranche term loan facility bearing interest at an annual rate of LIBOR plus 2.00%.

In March 1998, concurrent with the Macke Acquisition, the Company entered into the Amended and Restated Credit Facility on substantially similar terms with its existing lenders which provided for additional financing in the form of a $200 million Tranche B term loan bearing interest at an annual rate of LIBOR plus 2.25%. The Amended and Restated Credit Facility, the working capital revolving credit facility and the acquisition revolving credit facility mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Amended and Restated Credit Facility). Subject to the terms and conditions of the Amended and Restated Credit Facility, the Company may, at its option convert Base Rate Loans into Eurodollar loans.

The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, Coinmach entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 1998, as estimated by a dealer based on quoted market prices, was $217,000 favorable.

                     Coinmach Corporation and Subsidiaries

6. DEBT (CONTINUED)

On March 2, 1998, Coinmach entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 1998, as estimated by a dealer based on quoted market prices, was $47,000 favorable. At March 31, 1998, the monthly variable LIBOR interest rate was 5.6875%.

Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. The Company has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuance's and transactions with affiliates.

Debt outstanding under the Amended and Restated Credit Facility as of March 31, 1998, consisted of the following (in thousands):


Term loan A, quarterly payments of $250 commencing March
 31, 1998, and increasing to $5,000 on March 31, 2003 and $12,500
 on March 31, 2004 (Interest rate of 7.69% at March 31, 1998)           $ 74,750

Term loan B, quarterly payments of $500 commencing June
 30, 1998 with the final payment of $186,000 on June 30, 2005
 (Interest rate of 7.94% at March 31, 1998)                              200,000

Revolving line of credit                                                  21,517
                                                                        --------
                                                                        $296,267
                                                                        ========

                     Coinmach Corporation and Subsidiaries

6. DEBT (CONTINUED)

C. LETTERS OF CREDIT

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 1998 and March 28, 1997 were approximately $5.3 million and $2.9 million, respectively.

7. RETIREMENT SAVINGS PLAN

The company maintains several defined contribution plans (including the Coinmach Plan, Solon Plan, Kwik Wash Plan, Reliable Plan and Macke Plan, (collectively, the "Plans")) meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the Plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to the Plans for 1998, 1997, 1996T and 1995 amounted to approximately $281,000, $140,000, $43,000 and $43,000, respectively.

The Company does not provide any other postretirement benefits.

8. INCOME TAXES

The components of the Company's net deferred tax liabilities were as follows (in thousands):


                                                                  MARCH             MARCH
                                                                 31, 1998          28, 1997
                                                       ------------------------------------
Deferred tax liabilities:
 Accelerated tax depreciation and contract rights               $  90,273         $  73,809
 Other, net                                                         1,349             1,516
                                                       ------------------------------------
                                                                   91,622            75,325
                                                       ------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                                  10,357             9,084
 Stock compensation expense                                           982               476
 Covenant not to compete                                              509               115
 Other                                                                263
                                                       ------------------------------------
                                                                   12,111             9,675
                                                       ------------------------------------
                                                                $  79,511         $  65,650
                                                       ====================================

                     Coinmach Corporation and Subsidiaries

8. INCOME TAXES (CONTINUED)

Deferred taxes arise primarily from timing differences resulting from using accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes and contract rights acquired which are not deductible for tax purposes.

The net operating loss carryforwards of approximately $25 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2013. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The benefit for income taxes consists of (in thousands):


                                                                         SIX-MONTH
                                          YEAR ENDED                 TRANSITION PERIOD        APRIL 5,
                                   MARCH              MARCH             ENDED MARCH       1995 TO SEPTEMBER
                                  31, 1998           28, 1997            29, 1996             29, 1995
                        -----------------------------------------------------------------------------------
Federal                          $  (4,265)         $  (2,039)          $  (5,215)           $  (1,760)
State                               (1,069)              (474)             (1,088)                (102)
                        -----------------------------------------------------------------------------------
                                 $  (5,334)         $  (2,513)          $  (6,303)           $  (1,862)
                        ===================================================================================

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                                                                  SIX-MONTH
                                                   YEAR ENDED                 TRANSITION PERIOD        APRIL 5,
                                            MARCH              MARCH             ENDED MARCH       1995 TO SEPTEMBER
                                           31, 1998           28, 1997            29, 1996             29, 1995
                                    --------------------------------------------------------------------------------
Expected tax benefit                      $  (7,070)         $  (4,563)          $  (1,201)          $  (2,655)
State tax benefit, net of
 federal taxes                                 (690)              (308)               (170)               (320)

Permanent book/tax differences:
 Goodwill                                     2,289              1,100                 373               1,000
 Stock compensation expense                      -                 311                  -                   -
 Other                                          137                947                                     113
                                    --------------------------------------------------------------------------------
Tax provision/(benefit)                   $  (5,334)         $  (2,513)          $    (998)          $  (1,862)
                                    ================================================================================

                     Coinmach Corporation and Subsidiaries

8. INCOME TAXES (CONTINUED)

The Company made cash payments for income taxes of approximately $358,000, $204,000 and $36,000 for 1998, 1997, and 1996T, respectively.

9. COMMON STOCK

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

10. RELATED PARTY TRANSACTIONS

Prior to the Offering, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $85,000 and $83,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of CLC were forgiven and have been accounted for as a stock-based compensation charge in 1998 and 1997, respectively.

During July and September 1996, in connection with the Offering, CLC granted certain nonqualified options (the "Options") to certain members of management (collectively, the "Option Holders") to purchase up to 739,437 shares of CLC Common Stock at 85% of the initial offering price of the CLC Common Stock. The options vest in equal annual installments (20% vest on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering. With respect to Options granted to employees of the Company, the Company records the difference between the exercise price and the initial offering price of CLC Common Stock as a stock-based compensation charge over the applicable vesting period.

                     Coinmach Corporation and Subsidiaries

10. RELATED PARTY TRANSACTIONS (CONTINUED)

On September 5, 1997, CLC granted certain nonqualified options (the "1997 Options") to certain members of management to purchase up to 200,000 shares of Common Stock at an exercise price of $11.90 per share of CLC Common Stock. The 1997 Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997. The Company records the difference between the exercise price of the 1997 Options and the fair market value of CLC Common Stock on September 5, 1997 as a stock-based compensation charge over the applicable four year vesting period.

For the years ended March 31, 1998 and March 28, 1997, the Company has recorded a stock-based compensation charge of approximately $1,176,000 and $798,000 relating to the Options and the 1997 Options.

To finance certain acquisitions and provide working capital, CLC advanced to the Company approximately $38.2 and $6.3 million net, during 1998 and 1997, respectively. Such advances are noninterest bearing and have no repayment terms.

In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each Payment Date. The balance of such loan of $450,000 and $500,000 is included in other assets as of March 31, 1998 and March 28, 1997, respectively.

11. COMMITMENTS AND CONTINGENCIES

Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $4,483, $2,307, $1,235 and $1,139 for 1998, 1997, 1996T and 1995, respectively (in thousands).

                     Coinmach Corporation and Subsidiaries

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rental commitments under all noncancelable operating leases as of March 31, 1998 are as follows (in thousands):

               1999                                  $ 7,637
               2000                                    6,122
               2001                                    4,371
               2002                                    2,402
               2003                                    1,499
               2004 and future periods                 3,639
                                              --------------
                                                     $25,670
                                              ==============

The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 1998 is approximately $2.3 million.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     Coinmach Corporation and Subsidiaries

12. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair value at March 31, 1998. The carrying amount and related estimated fair value for the Company's Series D Senior Notes at March 31, 1998 are as follows (in thousands):


                                 CARRYING     ESTIMATED
                                  AMOUNT      FAIR VALUE
                             ----------------------------

11-3/4% Senior Notes             $296,655      $330,770


The fair value of the Series D Senior Notes has been determined through information obtained from quoted market prices.

13. SUBSEQUENT EVENTS

Through May 1998, the Company completed certain acquisitions of businesses or assets of businesses, with purchase prices aggregating approximately $21 million, utilizing funds available under the Amended and Restated Credit Facility.

On June 5, 1998, the Company completed the acquisition of the stock of Gordon & Thomas Cos. Inc. for a cash purchase price of approximately $58 million and the assumption of certain liabilities. This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility.