Form 10-Q
period 1998-09-30
COINMACH CORP
filed 1998-11-13
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 1998

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
Yes  X  No   .
    ---    --

As of the close of business on November 6, 1998, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                             COINMACH CORPORATION

                                     INDEX
                                     -----

PART I.


Financial Information                                                                   Page No.
---------------------                                                                   --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 1998 (Unaudited) and March 31, 1998                                      3

         Condensed Consolidated Statements of Operations (Unaudited)-
         Three and Six Months Ended September 30, 1998 and September 26, 1997                   4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three and Six Months Ended September 30, 1998 and September 26, 1997                   5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                                          6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           9-14

PART II.

Other Information
-----------------

Item 1.  Legal Proceedings                                                                     15

Item 2.  Changes in Securities                                                                 15

Item 3.  Defaults Upon Senior Securities                                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                                   15

Item 5.  Other Information                                                                     15

Item 6.  Exhibits and Reports on Form 8-K                                                      15

Signature Page                                                                                 16
--------------

                             COINMACH CORPORATION

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.   FINANCIAL STATEMENTS
          -------   --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (In thousands of dollars)

                                                      September 30, 1998   March 31, 1998/1/
                                                      -------------------  ------------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents                                       $ 24,805            $ 22,451
Receivables, net                                                   8,264               7,750
Inventories                                                       16,988              13,430
Prepaid expenses                                                   5,628               6,254
Advance location payments                                         77,693              74,026
Land, property and equipment, less accumulated
  depreciation of $97,880 and $72,234                            218,334             194,328
Contract rights, less accumulated amortization of
  $54,403 and $39,923                                            418,349             366,762
Goodwill, less accumulated amortization of $16,364
  and $12,530                                                    112,558             110,424
Other assets                                                      20,784              20,807
                                                                --------            --------
Total assets                                                    $903,403            $816,232
                                                                ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable                                                $ 19,146            $ 17,128
Accrued rental payments                                           26,861              20,977
Accrued interest                                                  14,303              13,993
Other accrued expenses                                            13,059              15,220
Due to Coinmach Laundry Corporation                               63,608              64,039
Deferred income taxes                                             83,158              79,511
11-3/4% Senior Notes                                             296,655             296,655
Premium on 11-3/4% Senior Notes, net                               8,641               9,258
Credit facility indebtedness                                     381,861             296,267
Other long-term debt                                               5,159               5,778

Stockholder's equity:
  Common stock and capital in excess of par value                 41,391              41,391
  Notes receivable from management                                   (85)               (169)
  Accumulated deficit                                            (50,354)            (43,816)
                                                                --------            --------
Total stockholder's equity                                        (9,048)             (2,594)
                                                                --------            --------

Total liabilities and stockholder's equity                      $903,403            $816,232
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

                             COINMACH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)


                                            Three Months Ended               Six Months Ended
                                            ------------------               ----------------

                                      September 30,    September 26,    September 30, September 26,
                                         1998                1997         1998              1997
                                     --------------------------------  -----------------------------
REVENUES                                    $124,975         $77,702        $242,909       $149,797

COSTS AND EXPENSES:
    Laundry operating expenses                82,155          52,074         159,723        100,310
    General and administrative
     expenses                                  1,940           1,423           3,911          2,886
    Depreciation and amortization             28,250          18,105          55,093         34,580
    Stock-based compensation
    charge                                       361             358             564            462
                                            --------         -------        --------       --------
                                             112,706          71,960         219,291        138,238
                                            --------         -------        --------       --------

OPERATING INCOME                              12,269           5,742          23,618         11,559

INTEREST EXPENSE, NET                         16,844          11,083          32,387         21,173
                                            --------         -------        --------       --------
LOSS BEFORE INCOME TAXES                      (4,575)         (5,341)         (8,769)        (9,614)
                                            --------         -------        --------       --------
PROVISION (BENEFIT) FOR
 INCOME TAXES:
    Currently payable                            139             100             246            150
    Deferred                                  (1,222)         (1,205)         (2,477)        (2,055)
                                            --------         -------        --------       --------
                                              (1,083)         (1,105)         (2,231)        (1,905)
                                            --------         -------        --------       --------

NET LOSS                                    $ (3,492)        $(4,236)       $ (6,538)      $ (7,709)
                                            ========         =======        ========       ========



The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                                                                 Six Months Ended
                                                                       -----------------------------------

                                                                       September 30,          September 26,
                                                                            1998                  1997
                                                                            ----                  ----
OPERATING ACTIVITIES:
    Net loss                                                               $  (6,538)          $ (7,709)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation                                                          25,210             14,858
        Amortization of advance location payments                              9,919              5,067
        Amortization of intangibles                                           19,964             14,655
        Deferred income taxes                                                 (2,477)            (2,055)
        Stock-based compensation charge                                          564                462
        Amortization of debt discount and deferred issuance costs                761                305
        Amortization of premium on 11-3/4% Senior Notes                         (617)                --
    Change in operating assets and liabilities,
        net of business acquired:
        Other assets                                                            (664)            (1,182)
        Receivables, net                                                          90                 88
        Inventories and prepaid expenses                                        (947)            (2,204)
        Accounts payable                                                         365             (1,498)
        Accrued interest                                                         310              1,159
        Increase in accrued expenses, net                                      2,497                412
                                                                           ---------           --------
   Net cash provided by operating activities                                  48,437             22,358
                                                                           ---------           --------
INVESTING ACTIVITIES:
    Additions to property and equipment                                      (32,842)           (21,337)
    Advance location payments to location owners                             (10,229)            (6,660)
    Additions to net assets related to acquisitions of businesses            (86,123)           (63,903)
                                                                           ---------           --------
   Net cash used for investing activities                                   (129,194)           (91,900)
                                                                           ---------           --------
FINANCING ACTIVITIES:
    Net repayments of bank and other borrowings                                 (326)              (262)
    Net advances from (to) parent                                               (703)             4,181
    Deferred debt issuance costs                                                (227)              (900)
    Proceeds from credit facility, net                                        85,594             73,250
    Principal payments on capitalized lease obligations                       (1,227)              (488)
                                                                           ---------           --------
    Net cash provided by financing activities                                 83,111             75,781
                                                                           ---------           --------
    Net increase in cash and cash equivalents                                  2,354              6,239

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                22,451             10,110
                                                                           ---------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  24,805           $ 16,349
                                                                           =========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
    Interest paid                                                          $  32,682           $ 19,628
                                                                           =========           ========

The accompanying notes are an integral part of these financial statements.

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

     Coinmach Corporation (the "Company"), a Delaware corporation, is the leading supplier of outsourced laundry equipment services to multi-family housing properties throughout the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 753,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 150 retail laundromats located throughout Texas. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry").

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

3. COMPREHENSIVE INCOME

     On April 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. The Company does not have any elements of comprehensive income which would be required to be included in its financial statements.

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

4. LONG-TERM DEBT

     At September 30, 1998, the Company had outstanding long-term debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and (b) $273.3 million of term loans and approximately $108.6 million of a revolving line of credit under the Amended and Restated Credit Facility. Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit the Company's ability to pay dividends.

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

     On May 4, 1998, the Company granted to certain employees 248,500 non-qualified stock options pursuant to the Stock Option Plan and 31,244 non-qualified stock options to a director of the Company at an exercise price of $22.30938 per share. Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value

                             COINMACH CORPORATION
                             --------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)


5. RELATED PARTY TRANSACTIONS (CONTINUED)

of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period.

     For the six months ended September 30, 1998 and September 26, 1997, the Company has recorded a stock-based compensation charge of approximately $564,000 and $462,000, respectively, related to the options described above.

6. ACQUISITIONS - 1998

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

GENERAL

     The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. The Company owns and operates approximately 753,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and 150 retail laundromats located throughout Texas.

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

     Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individuals, property owners and managers of multi-family housing properties (approximately $5.2 million and $1.5 million for the six months ended September 30, 1998 and September 26, 1997, respectively; (ii) operating, maintaining and servicing retail laundromats (approximately $9.4 million and $10.5 million for the six months ended September 30, 1998 and September 26, 1997, respectively); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $14.5 million and $12.4 million for the six months ended September 30, 1998 and September 26, 1997, respectively.)


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

                             COINMACH CORPORATION
                             --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 26, 1997

     Revenues increased by approximately 61% and 62% for the three and six months ended September 30, 1998, as compared to the prior year's corresponding periods. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $84.2 million of its revenue increase for the current six month period is primarily due to the National Coin Acquisition (as defined) in July 1997, the ALI Acquisition (as defined) in January 1998, the Macke Acquisition (as defined) in March 1998, the Cleanco Acquisition in May 1998 and the G&T Acquisition in June 1998. In addition, during the current three month period, the Company's installed machine base increased by approximately 15,600 machines from internal growth (excluding the machines added from the Cleanco Acquisition and the G&T Acquisition during such period) as compared to an increase of approximately 9,400 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

     Laundry operating expenses increased by approximately 58% and 59% for three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods. This increase was due basically to an increase in laundry operating expenses, primarily commission expense, related to the National Coin Acquisition, the ALI Acquisition, the Macke Acquisition, the Cleanco Acquisition and the G&T Acquisition.

     General and administrative expenses increased by approximately $0.5 million and $1.0 million for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods. The increase for the period was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.6% for both the three and six month periods ended September 30, 1998 as compared to 1.8% and 1.9% for the prior year's corresponding periods.

     Depreciation and amortization expenses increased by approximately 56% and 59% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods, due primarily to the contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

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

Common Stock at an exercise price of $11.90. With respect to such options granted to its employees, the Company records such discount as a stock-based compensation charge over the applicable four year vesting period. On May 4, 1998, the Company granted to certain employees 248,500 non-qualified stock options pursuant to the Stock Option Plan at an exercise price of $22.30938 per share.

Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period. During the six months ended September 30, 1998 and September 26, 1997, the Company recorded a stock-based compensation charge of approximately $564,000 and $462,000, respectively, relating to such options.

     Operating income margins were approximately 9.8% and 9.7% for the three and six month periods ended September 30, 1998, as compared to approximately 7.4% and 7.7%, for the three and six month periods ended September 26, 1997.

     Interest expense, net, increased by approximately 52% and 53% for the three and six month periods ended September 30, 1998, as compared to the prior year's corresponding periods, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as increased interest expense due to the offering by the Company of $100 million aggregate principal amount of 11 3/4 Series C Senior Notes due 2005 (the "Series C Notes") in October 1997.

     EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization), before deduction for stock-based compensation charges was approximately $79.3 million for the six months ended September 30, 1998, as compared to approximately $46.6 million for the corresponding period in 1997, representing an improvement of approximately 70%. EBITDA margins improved to approximately 32.6% for the six months ended September 30, 1998, compared to approximately 31.1% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                             COINMACH CORPORATION
                             --------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. At September 30, 1998, the Company had outstanding long-term debt (excluding the premium on the Series C Notes) of approximately $683.7 million and stockholder's deficit of approximately $9.0 million.

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

     As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 30, 1998, were approximately $129.2 million. Of such amount, the Company spent approximately $86.1 million in acquisition and related transaction costs, primarily due to the Cleanco Acquisition and the G&T Acquisition, and approximately $14.3 million related to the net increase in the installed base of machines of approximately 15,600 machines. The balance of approximately $28.8 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

     The Company's depreciation and amortization expenses (aggregating approximately $55.1 million for the six months ended September 30, 1998) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of 15 years.

     Summary of Recent Acquisitions

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

     On May 19, 1998, Coinmach completed the Cleanco Acquisition. The Cleanco Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

     On June 5, 1998, Coinmach completed the G&T Acquisition which was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

     As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates, successfully complete such transactions or effectively manage the integration of acquired businesses into its existing business.

INFLATION AND SEASONALITY

     In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects have not been nor will be material to the Company. The Company's business does not exhibit material seasonality fluctuations.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

               3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from exhibit 3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-
                          7694)

               3.2 Bylaws of the Company (incorporated by reference from exhibit 3.2 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

               27.1       Financial Data Schedule

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



Date: November 13, 1998

                              COINMACH CORPORATION


                              /s/ ROBERT M. DOYLE
                              ------------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)