Form 10-Q/A
period 1998-09-30
COINMACH CORP
filed 1999-01-25
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



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

         The undersigned registrant hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, to read in its entirety as follows:

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

Year 2000

         The Company has undertaken a comprehensive Year 2000 initiative managed by a team consisting of internal staff and outside consultants. The Year 2000 initiative has involved an extensive review of the Company's information systems and an assessment of the compliance status of customers, suppliers and lenders with whom the Company has a significant relationship. The Company anticipates its information systems will be substantially Year 2000 compliant by the fall of 1999.

         The Company has contacted its significant customers, suppliers and lenders to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. Based on its evaluations to date, the Company believes that it will not be materially impacted by Year 2000 problems arising from its relationships with customers, suppliers and lenders. During 1999, the Company will continue to assess the Year 2000 compliance of these parties and will develop contingency plans should it appear that these parties will not be adequately prepared to address Year 2000 problems that could significantly impact the Company's operations.

         As of September 30, 1998, costs incurred in connection with Year 2000 compliance have not been material. The Company anticipates that future costs associated with the Year 2000 initiative will not be material to the Company's results of operation or financial condition.

         The Company believes it is devoting appropriate resources to the Year 2000 issue and that its internal systems will be adequately prepared for Year 2000 processing. While there can be no assurance of third party compliance, based on the analysis performed to date, the Company believes that it has resolved or has adequately addressed all identified Year 2000 issues. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no assuarance that all such Year 2000 issues have been adequately identified and addressed, and actual results could differ materially from those planned or anticipated. The Company will continue to monitor Year 2000 readiness and to develop appropriate responses should they be required.

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



Date: January 22, 1999

                               COINMACH CORPORATION


                               /s/ ROBERT M. DOYLE
                               --------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)