Form 10-Q
period 1998-12-31
COINMACH CORP
filed 1999-02-12
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

As of the close of business on February 5, 1999, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                              COINMACH CORPORATION

                                      INDEX

PART I.

Financial Information                                                  Page No.
---------------------                                                  --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         December 31, 1998 (Unaudited) and March 31, 1998                 3

         Condensed Consolidated Statements of
         Operations (Unaudited)-
         Three and Nine Months Ended December 31, 1998
         and December 26, 1997                                            4

         Condensed Consolidated Statements of Cash Flows
         (Unaudited)
         Three and Nine Months Ended December 31, 1998
         and December 26, 1997                                            5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                    6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-15

PART II.

Other Information

Item 1. Legal Proceedings                                                16

Item 2. Changes in Securities                                            16

Item 3. Defaults Upon Senior Securities                                  16

Item 4. Submission of Matters to a Vote of Security Holders              16

Item 5. Other Information                                                16

Item 6. Exhibits and Reports on Form 8-K                                 16

Signature Page                                                           17

                              COINMACH CORPORATION

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                       December 31, 1998    March 31, 1998(1)
                                                       -----------------    --------------
                                                          (Unaudited)


ASSETS:
Cash and cash equivalents                                $  23,990           $  22,451
Receivables, net                                             8,436               7,750
Inventories                                                 16,535              13,430
Prepaid expenses                                             5,994               6,254
Advance location payments                                   79,034              74,026
Land, property and equipment, less accumulated
  depreciation of $111,287 and $72,234                     218,587             194,328
Contract rights, less accumulated amortization of
  $62,098 and $39,923                                      412,788             366,762
Goodwill, less accumulated amortization of $18,309
  and $12,530                                              110,658             110,424
Other assets                                                20,891              20,807
                                                         ---------           ---------
Total assets                                             $ 896,913           $ 816,232
                                                         =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable                                         $  20,225           $  17,128
Accrued rental payments                                     26,473              20,977
Accrued interest                                             5,421              13,993
Other accrued expenses                                      12,215              15,220
Due to Coinmach Laundry Corporation                         63,277              64,039
Deferred income taxes                                       82,364              79,511
11-3/4% Senior Notes                                       296,655             296,655
Premium on 11-3/4% Senior Notes, net                         8,332               9,258
Credit facility indebtedness                               388,489             296,267
Other long-term debt                                         5,146               5,778
Stockholder's equity:
  Common stock and capital in excess of par value           41,391              41,391
  Notes receivable from management                             (85)               (169)
  Accumulated deficit                                      (52,990)            (43,816)
                                                         ---------           ---------
Total stockholder's equity                                 (11,684)             (2,594)
                                                         ---------           ---------
Total liabilities and stockholder's equity               $ 896,913           $ 816,232
                                                         =========           =========

See accompanying notes.




(1) The March 31, 1998 balance sheet has been derived from the audited financial statement as of that date.

                              COINMACH CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)



                                             Three Months Ended          Nine Months Ended
                                             ------------------          -----------------

                                         December 31,  December 26,  December 31, December 26,
                                            1998          1997         1998         1997
                                         --------------------------  -------------------------


REVENUES                                 $ 130,736    $  80,618    $ 373,645    $ 230,415
COSTS AND EXPENSES:
         Laundry operating expenses         85,738       53,840      245,461      154,150
         General and administrative
           expenses                          1,986        1,598        5,897        4,484
         Depreciation and amortization      28,847       17,957       83,940       52,537
         Stock-based compensation
           charge                              351          358          915          820
                                         ---------    ---------    ---------    ---------
                                           116,922       73,753      336,213      211,911
                                         ---------    ---------    ---------    ---------
OPERATING INCOME                            13,814        6,865       37,432       18,424
INTEREST EXPENSE, NET                       16,878       11,283       49,265       32,456
                                         ---------    ---------    ---------    ---------
LOSS BEFORE INCOME TAXES                    (3,064)      (4,418)     (11,833)     (14,032)
                                         ---------    ---------    ---------    ---------
PROVISION (BENEFIT) FOR
INCOME TAXES:
         Currently payable                     400           80          647          230
         Deferred                             (828)        (775)      (3,306)      (2,830)
                                         ---------    ---------    ---------    ---------
                                              (428)        (695)      (2,659)      (2,600)
                                         ---------    ---------    ---------    ---------
NET LOSS                                 $  (2,636)   $  (3,723)   $  (9,174)   $ (11,432)
                                         =========    =========    =========    =========



 See accompanying notes.

                              COINMACH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                       Nine Months Ended
                                                                             December 31,1998   December 26, 1997
                                                                            -----------------  ------------------


OPERATING ACTIVITIES:
         Net loss                                                                $  (9,174)         $ (11,432)
         Adjustments to reconcile net loss to net cash
             provided by operating activities:
             Depreciation                                                           38,580             22,910
             Amortization of advance location payments                              15,035              7,566
             Amortization of intangibles                                            30,325             22,061
             Deferred income taxes                                                  (3,306)            (2,830)
             Stock-based compensation charge                                           915                820
             Amortization of debt discount and deferred issuance costs               1,246                463
             Amortization of premium on 11-3/4% Senior Notes                          (926)              (206)
         Change in operating assets and liabilities, net of business acquired:
             Other assets                                                           (1,499)            (1,348)
             Receivables, net                                                         (131)               718
             Inventories and prepaid expenses                                       (1,240)            (3,679)
             Accounts payable                                                        1,278                166
             Accrued interest                                                       (8,572)            (5,653)
             Increase in accrued expenses, net                                       2,242               (864)
                                                                                 ---------          ---------
         Net cash provided by operating activities                                  64,773             28,692
                                                                                 ---------          ---------
INVESTING ACTIVITIES:
         Additions to property and equipment                                       (45,718)           (28,734)
         Advance location payments to location owners                              (16,230)           (10,257)
         Additions to net assets related to acquisitions of businesses             (89,584)           (69,026)
                                                                                 ---------          ---------
         Net cash used for investing activities                                   (151,532)          (108,017)
                                                                                 ---------          ---------
FINANCING ACTIVITIES:
         Net repayments of bank and other borrowings                                  (299)              (300)
         Net advances from (to) parent                                              (1,218)            37,616
         Deferred debt issuance costs                                                 (381)            (5,355)
         Proceeds (repayments) from credit facility, net                            92,222            (55,000)
         Proceeds from issuance of 11-3/4% Senior Notes                               --              109,875
         Principal payments on capitalized lease obligations                        (2,026)              (841)
                                                                                 ---------          ---------
         Net cash provided by financing activities                                  88,298             85,995
                                                                                 ---------          ---------

         Net increase in cash and cash equivalents                                   1,539              6,670
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      22,451             10,110
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  23,990          $  16,780
                                                                                 =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                           $  57,863          $  36,500
                                                                                 =========          =========

See accompanying notes.

                              COINMACH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

         Coinmach Corporation (the "Company"), a Delaware corporation, is the leading supplier of outsourced laundry equipment services to multi-family housing properties throughout the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 755,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 162 retail laundromats located throughout Texas and Arizona. Coinmach Corporation is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry").

2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could vary from such estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

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

         Certain prior year's balances have been reclassified to conform with the current period presentation.

3. Comprehensive Income

         On April 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. The Company did not have any elements of comprehensive income which would be required to be included in its financial statements for the periods presented.

                              COINMACH CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)

4. Long-term Debt

         At December 31, 1998, the Company had outstanding long-term debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and (b) $272.5 million of term loans and approximately $116.0 million of a revolving line of credit under the Company's existing credit facility (the "Amended and Restated Credit Facility"). Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Coinmach Laundry has guaranteed the indebtedness under the Amended and Restated Credit Facility and pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain terms and provisions, events of default, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit the Company's ability to pay dividends.

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

         For the nine months ended December 31, 1998, the Company recorded a stock-based compensation charge of approximately $915,000 related to the options described above. For the nine months ended December 26, 1997, the Company recorded a stock-based compensation charge relating to the options described above of approximately $820,000.

6. Acquisitions - Nine Months Ended December 31, 1998

         On May 19, 1998, the Company completed the acquisition of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $23.0 million, excluding transaction expenses (the "Cleanco Acquisition"), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

         On June 5, 1998, the Company completed the acquisition of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses and the assumption of certain liabilities (the "G&T Acquisition"). This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

                              COINMACH CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain information contained and matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties described herein and contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may vary materially from those expected or intended.

General

         The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. The Company owns and operates approximately 755,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and 162 retail laundromats located throughout Texas and Arizona.

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

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, individual property owners and managers of multi-family housing properties (approximately $8.1 million for the nine months ended December 31, 1998 and approximately $2.2 million for the nine months ended December 26, 1997); (ii) operating, maintaining and servicing retail laundromats (approximately $14.9 million for the nine months ended December 31, 1998 and approximately $15.9 million for the nine months ended December 26, 1997); and
(iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $27.5 million for the nine months ended December 31, 1998 and approximately $18.9 million for the nine months ended December 26, 1997).

                              COINMACH CORPORATION


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

Comparison of the three and nine month periods ended December 31, 1998 and December 26, 1997

         Revenues increased by approximately 62% for both the three and nine months ended December 31, 1998, as compared to the prior year's corresponding periods. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $127.6 million of its revenue increase for the current nine month period is primarily due to the National Coin Acquisition (as defined) in July 1997, the ALI Acquisition (as defined) in January 1998, the Macke Acquisition (as defined) in March 1998, the Cleanco Acquisition (as defined) in May 1998 and the G&T Acquisition (as defined) in June 1998. In addition, during the current nine month period, the Company's installed machine base increased by approximately 18,000 machines from internal growth (excluding the machines added from the Cleanco Acquisition and the G&T Acquisition during such period) as compared to an increase of approximately 16,700 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 59% for both the three and nine month periods ended December 31, 1998, as compared to the prior year's corresponding periods. The increase was due primarily to an increase in laundry operating expenses (primarily commission expense) related to the National Coin Acquisition, the ALI Acquisition, the Macke Acquisition, the Cleanco Acquisition and the G&T Acquisition. However, as a percentage of revenue, laundry operating expenses were 65.6% for the three month period ended December 31, 1998 and 65.7% for the nine month period ended December 31, 1998 as compared to 66.8% for the three month period ended December 26, 1997 and 66.9% for the nine month period ended December 26, 1997.

         General and administrative expenses increased by approximately $0.4 million for the three month period ended December 31, 1998 and by approximately $1.4 million for the nine month period ended December 31, 1998, as compared to the prior year's corresponding periods. The increase for such periods was due to various costs and expenses related to (i) the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) accounting, management information systems and other administrative functions associated with the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.5% for the three month period ended December 31, 1998 and 1.6% for nine month period ended December 31, 1998, as compared to 2.0% for each of the prior year's corresponding periods.

                              COINMACH CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

         Depreciation and amortization expenses increased by approximately 61% for the three month period ended December 31, 1998 and by approximately 60% for the nine month period ended December 31, 1998, as compared to the prior year's corresponding periods, due primarily to the contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

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

         Such options vest in equal annual installments (20% vest immediately on June 10, 1998 and the remainder vest over a four year period). The Company records the difference between the exercise price of such options and the fair market value of the Common Stock on May 4, 1998 as a stock-based compensation charge over the applicable four year vesting period. During the nine months ended December 31, 1998, the Company recorded a stock-based compensation charge relating to these options of approximately $915,000. During the nine months ended December 26, 1997, the Company recorded a stock-based compensation charge relating to these options of approximately $820,000.

         Operating income margins were approximately 10.6% for the three month period ended December 31, 1998, as compared to approximately 8.5% for the three month period ended December 26, 1997. Operating income margins were approximately 10.0% for the nine month period ended December 31, 1998, as compared to approximately 8.0% for the nine month period ended December 26, 1997.

         Interest expense, net, increased by approximately 50% for the three month period ended December 31, 1998 and by approximatley 53% for the nine month period ended December 31, 1998, as compared to the prior year's corresponding periods due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as increased interest expense due to the offering by the Company of $100 million aggregate principal amount of 11 3/4 Series C Senior Notes due 2005 (the "Series C Notes") in October 1997.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization), before deduction for stock-based compensation charges was approximately $122.3 million for the nine months ended December 31, 1998, as compared to approximately $71.8 million for the corresponding period in 1997, representing an improvement of approximately 70%. EBITDA margins improved to approximately 32.9% for the nine months ended December 31, 1998, compared to approximately 31.2% for the prior year's corresponding period. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that

                              COINMACH CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 1998, the Company had outstanding long-term debt (excluding the premium on the Series C Notes) of approximately $690.3 million and stockholder's deficit of approximately $11.7 million.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 31, 1998, were approximately $151.5 million. Of such amount, the Company spent approximately $89.6 million in acquisition and related transaction costs, primarily due to the Cleanco Acquisition and the G&T Acquisition, and approximately $17.4 million related to the net increase in the installed base of machines of approximately 18,000 machines. The balance of approximately $44.5 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company

                              COINMACH CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

         The Company's depreciation and amortization expenses (aggregating approximately $83.9 million for the nine months ended December 31, 1998) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of 15 years.

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

                              COINMACH CORPORATION


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

         On May 19, 1998, the Company completed the acquisition of Cleanco, Inc. and certain of its affiliates ("Cleanco") for a cash purchase price of approximately $23.0 million, excluding transaction expenses (the "Cleanco Acquisition"), financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of outsourced laundry equipment services in southern Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

         On June 5, 1998, the Company completed the acquisition of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses and the assumption of certain liabilities (the "G&T Acquisition"). This transaction was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.

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

                              COINMACH CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Year 2000 (continued)

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

         As of December 31, 1998, costs incurred in connection with Year 2000 compliance have not been material. The Company anticipates that future costs associated with the Year 2000 initiative will not be material to the Company's results of operation or financial condition.

         The Company believes it is devoting appropriate resources to the Year 2000 issue and that its internal systems will be adequately prepared for Year 2000 processing. While there can be no assurance of third party compliance, based on the analysis performed to date, the Company believes that it has resolved or has adequately addressed all identified Year 2000 issues. While the Company believes its planning efforts are adequate to address Year 2000 concerns, there can be no assurance that all such Year 2000 issues have been adequately identified and addressed, and actual results could differ materially from those planned or anticipated. The Company will continue to monitor Year 2000 readiness and to develop appropriate responses should they be required.

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

PART II.   OTHER INFORMATION

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

ITEM 2.           Change in Securities

                  None.

ITEM 3.           Defaults Upon Senior Securities

                  None.

ITEM 4.           Submission of Matters to a Vote of Security Holder

                  None.

ITEM 5.           Other Information

                  None.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

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

                           None.

                              COINMACH CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 13, 1999

                                        COINMACH CORPORATION


                                        /s/ ROBERT M. DOYLE
                                        -------------------
                                        Robert M. Doyle
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (On behalf of registrant and
                                        as Principal Financial Officer)