Form 10-K
period 1999-03-31
COINMACH CORP
filed 1999-06-29
CIK 91693

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended March 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of June 10, 1999, the registrant had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock").

         No market value can be determined for the Common Stock. See Item 5 of this Form 10-K Report.


================================================================================

                                     PART I


ITEM 1.  BUSINESS.

         Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 1999.

Description of the Business

General

         Coinmach Corporation, a Delaware corporation (the "Company" or the "Registrant"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers (sometimes hereinafter referred to as "laundry machine" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 163 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. The Company operates 163 retail laundromats throughout Texas and Arizona and provides laundromat services at all such locations. The Company also leases laundry equipment and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company believes that these non-core businesses, although not material to the Company's operations, provide a platform for expansion and diversification of the Company's services. See "Business - Description of Business - Complementary Operations."

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

         The Company's business strategy also includes the continued development of its management information systems (the "Integrated Computer Systems"), which management believes are the most advanced in the industry. The Integrated Computer Systems provide real-time operational and competitive data which, in conjunction with the Company's multi-regional service capabilities, enhances the Company's operating efficiencies throughout its operating regions and enables the Company to deliver superior customer service. The Integrated Computer Systems also provide the Company with the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. Finally, as the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implements those which the Company believes are beneficial to its customers and to the Company's operating efficiencies and financial performance.

         In January 1995, management, with its equity sponsor, Golder, Thoma, Cressey, Rauner Fund IV, L.P., acquired the Company and initiated a strategy of growth through acquisitions. This strategy was designed to increase the installed machine base in its existing operating regions and to provide the Company with a strong market presence in new regions. Since January 1995, the Company has enhanced its national presence by completing ten significant acquisitions, adding annualized revenue of approximately $395 million and increasing its installed base from approximately 55,000 machines to approximately 765,000 machines as of March 31, 1999. Revenues have grown from approximately $72.9 million for the year ended March 31, 1995, to approximately $505.3 million for the year ended March 31, 1999, while EBITDA(1) has grown from approximately $13.6 million for the year ended March 31,


----------
     1 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the period ending March 31, 1999 is before the deduction for stock based compensation charges. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

1995 to approximately $165.8 million (before deducting non-cash stock-based compensation charges) for the year ended March 31, 1999. These acquisitions have enabled the Company to improve its operating margins and to expand internally by competing more aggressively for new business.

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

         New Customers and Locations. The Company's sales and marketing efforts focus on adding new customers and increasing the number of locations from existing customers within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's Integrated Computer Systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence, primarily achieved through acquisitions, enhances its ability to gain new customers and additional locations from its existing customers.

                  Conversions.  Management believes that there are approximately one million machines installed in locations which continue to be managed by owner-operators. Building owners or managers can forgo significant cash outlays and servicing costs by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company pursues building owners and managers to outsource their laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

                  Operating Efficiencies and Price Increases. The Company focuses on improving its net contribution per machine through achieving operating efficiencies and selective price increases. Due to local competition and other factors beyond the Company's control, however, there can be no assurance that such efficiencies or price increases will occur.

                  Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provides the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. The Company regularly explores strategic alliances with vendors of products complementary to its customer base.

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

         Acquisitions. While the pace of acquisitions has slowed during the last fiscal year, the Company intends to continue to pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. It has been the Company's experience that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, represent potential acquisition opportunities for the Company.

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

                  Local route operators. The purchase of local operators (businesses operating within one of the Company's existing operating regions) results in eliminating most of the target's existing cost structure through the absorption of its machine base into the Company's operations. The Company's experience has been that the acquisition of local route operators has increased operating leverage within its operating regions. Moreover, the Company is able in many instances to acquire routes adjacent to its existing areas of operation without incurring significant incremental operating costs.

                  Regional route operators. The Company's acquisition of regional route operators provides opportunities to improve its cash flow by eliminating duplicative corporate and administrative functions, reducing capital expenditures through improved purchasing power and implementing the Company's Integrated Computer Systems. During the past fiscal year, the Company completed the acquisitions of two regional route operators, Cleanco and G&T (each, as defined). Both of these acquisitions have been fully integrated into the Company's operations.

                  Multi-regional route operators. Management believes that the acquisition of large, multi-regional route operators results in a number of operating efficiencies, including significant cost savings through the elimination of duplicative financial and administrative functions and related fixed costs. In addition, the increased volume of equipment purchases usually results in reduced per unit capital expenditures. As is the case with all acquisitions, the Company's Integrated Computer Systems are utilized to provide further operating efficiencies and related cost savings. The Kwik Wash Acquisition (as defined) and the Macke Acquisition (as defined) are examples of multi-regional acquisitions which enabled the Company to substantially increase its operating base, add several experienced regional managers, penetrate new markets and, along with the aforementioned regional acquisitions, become the largest industry participant.

                  The number of multi-regional route acquisition opportunities is limited, however, due to the Company's successful execution of its acquisition strategy over the past several years.

         Accordingly, there can be no assurance that the Company will complete any such acquisitions in the near future, if at all.

Industry

         The outsourced laundry equipment services industry is characterized by stable cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. The industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.5 million of which have been outsourced to independent operators such as the Company and approximately one million of which continue to be operated by the owners of such locations.

         The industry is highly capital intensive with the most significant capital costs incurred upon procurement of new leases and the renewal of existing leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements, which consist mainly of providing service and revenue collection, are minimal, since machines typically operate throughout the term of the contract under which they are installed, and variable costs are paid out of revenues collected from the machines.

         Historically, the industry has been characterized by stable demand and has been resistant to changing market conditions and general economic cycles. Management believes that the industry's consistent and predictable revenue and cash flow from operations are primarily due to: (i) the long-term nature of location leases; (ii) the stable demand for laundry services; and (iii) minimal ongoing working capital requirements.

Description of Principal Operations

         The principal aspects of the Company's operations include: (i) sales and marketing; (ii) location leases; (iii) service; (iv) information management;
(v) remanufacturing and (vi) revenue collection and security.

Sales and Marketing

         The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. All sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses which calculate minimum returns on investments to achieve the Company's targeted goals in securing location contracts and renewals. Management believes that its sales staff is among the most competent and effective in the industry.

         The Company's marketing strategy emphasizes excellent service offered by its experienced, highly skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine down-time. The Company's sales staff targets potential new and renewal lease locations by utilizing the Integrated Computer Systems' extensive database to provide information on the Company's, as well as its competitors', locations. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, computerized sales planner.

         No single customer represents more than 2% of the Company's revenues or installed machine base. In addition, the Company's ten largest customers taken together account for less than 10% of the Company's revenue.

Location  Leasing

         The Company's leases provide the Company the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

         In return for the exclusive right to provide laundry equipment services, most of the Company's leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of the Company's leases require the Company to make advance location payments to the location owner in addition to commissions. The Company's leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if the Company does not receive minimum net revenues from a lease. The Company has some flexibility in negotiating its leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. The Company evaluates each lease opportunity through its Integrated Computer Systems to achieve a desired level of return on investments.

         Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 1999, the Company's leases have an average remaining life to maturity of approximately 48 months (without giving effect to automatic renewals).

         Service

         The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

         The Company's fleet of radio-equipped service vehicles allows for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

         In a business that emphasizes prompt and efficient service, management believes that the Company's Integrated Computer Systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate the Company's radio-equipped service vehicles and allow the Company to address customer needs quickly and efficiently.

         Remanufacturing

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

         The  Company  maintains  four  regional   remanufacturing   facilities,
strategically located to service each of its operating regions, which provide for consistent machine quality and efficient operations.

         Revenue Collection and Security

         Management believes that it provides the highest level revenue of collection security control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for or who have access to the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

         Information Management. The Company's Integrated Computer Systems serve three major functions: (i) tracing the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors' and the Company's lease renewal schedules.

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

         Management also believes that the Integrated Computer Systems enhance the Company's ability to successfully integrate acquired businesses into its existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

Complementary Operations

         In addition to supplying outsourced laundry equipment services, the Company has expanded its breadth of operations to related, complementary lines of businesses:

         Individual Multi-Housing Units

         The Company is involved in the business of renting laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, the Company believes this business line represents an opportunity for growth in a new market segment which is complementary to its core business.

         Laundromat Equipment Distribution

         Super Laundry, a wholly-owned subsidiary of Coinmach Corporation, is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

         Retail Laundromat Operations

         The Company operates 163 retail laundromats located throughout Texas and Arizona. The operation of the retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each retail laundromat and paying for utilities and related expenses.

Competition

         The outsourced laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, the Company believes there are currently three multi-regional route operators, including the Company with significant operations throughout the United States. The two other major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

Employees

         As of March 31, 1999, the Company employed 2,045 employees (including 359 laundromat attendants in the Company's retail laundromats in Texas and Arizona). Approximately 136 hourly workers in the Northeast region are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

General Development of Business

         Coinmach Laundry was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of Coinmach Corporation ("Coinmach"), its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation, merged (the "Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the Merger, changed its name to Coinmach Corporation.

         The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina.

Credit Facility and Senior Notes

         In March 1998, the Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $125 million acquisition revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; and (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25%; and (iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Amended and Restated Credit Facility."

         On March 28, 1996, Coinmach consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for Coinmach's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, Coinmach completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, Coinmach commenced a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for Coinmach's 11 3/4% Series D Senior Notes due 2005 (the "11 3/4% Series Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Senior Note Offering and Exchange Offer."

Selected Historical Acquisitions

         On January 8, 1997, Coinmach completed the acquisition of Kwik Wash Laundries, L.P. and certain related parties (the "Kwik Wash Acquisition") for a purchase price consisting of approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note (the "Kwik Wash Note") issued by Coinmach Laundry which was repaid in December 1997. The Kwik Wash Acquisition increased the Company's presence in the South-Central region by adding approximately 74,000 machines to the Company's base and enabled the Company to provide outsourced laundry equipment services to multi-family housing properties in Texas, Louisiana, Arkansas and Oklahoma and to operate 150 retail laundromats throughout Texas at the time of the acquisition.

         On March 14, 1997, Coinmach acquired substantially all of the assets of Atlanta Washer & Dryer Leasing, Inc. (d/b/a Appliance Warehouse) (the "Appliance Warehouse Acquisition") for approximately $6.3 million in cash and promissory notes (the "AW Notes") issued by Coinmach Laundry aggregating $1.2 million, excluding transaction expenses. The Appliance Warehouse Acquisition increased the Company's presence in the South by adding approximately 14,000 machines to the Company's base and expanding the Company's core operations into the related machine rental market, creating valuable operating synergies for the Company. The AW Notes were fully repaid as of March 31, 1999.

         On April 23, 1997, Coinmach completed the acquisition of Reliable Holding Corp., Reliable Laundry Service Inc., Girard-Hopkins Acquisition Corp., Maquilados Automaticas S.A. de C.V. and Automatica S.A. de C.V. and certain other related parties (the "Reliable Acquisition") for a cash purchase price of approximately $44 million, excluding transaction expenses. The Reliable Acquisition was financed through borrowings under the Company's then existing credit facility. The Reliable Acquisition provided the Company with a strong foothold in the California market and added approximately 49,000 machines to the Company's machine base.

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

         On January 15, 1998, Coinmach completed the acquisition of the route business of Apartment Laundries, Inc., ("ALI") (the "ALI Acquisition"), pursuant to which Coinmach acquired substantially all the assets of ALI for a cash purchase price of $16.2 million, excluding transaction expenses, and financed through working capital and borrowings under the Company's then existing credit facility. ALI provided outsourced laundry equipment services for multi-family housing units in Oklahoma, Texas, Kansas and Arkansas.

         On March 2, 1998, Coinmach completed the acquisition of Macke Laundry Service, L.P. and substantially all of the assets of certain related entities (collectively, "Macke") (the "Macke Acquisition") for a cash purchase price of approximately $213 million, excluding transaction expenses. The Macke Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility (as defined) which was amended and restated in connection with such acquisition to provide for additional borrowing capacity on substantially similar terms as its then existing credit facility. The Macke Acquisition enabled the Company to further expand its route operations by providing outsourced laundry equipment services to multi-family housing properties throughout the United States and added approximately 236,000 machines to the Company's base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Amended and Restated Credit Facility."

         On May 19, 1998, Coinmach completed the acquisition of Cleanco, Inc. and certain of its affiliates (collectively "Cleanco") (the "Cleanco Acquisition") for a cash purchase price of approximately $23.0 million excluding transaction expenses, financed with cash and borrowings under the Amended and Restated Credit Facility. Cleanco, headquartered in Miami, Florida, was a leading provider of coin-operated laundry equipment services in southern
Florida. The Cleanco Acquisition added approximately 21,000 machines to the Company's installed base.

         On June 5, 1998, Coinmach completed the acquisition of Gordon & Thomas Companies, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses, and the assumption of certain liabilities. The G&T Acquisition was financed with cash and borrowings under the Amended and Restated Credit Facility. G&T, headquartered in New Jersey, was a leading provider of outsourced laundry equipment services in the New York metropolitan area. The G&T Acquisition strengthened the Company's presence in the northeastern United States by adding approximately 36,000 machines to the Company's installed base.


ITEM 2.  PROPERTIES

         As of March 31, 1999, the Company leased 64 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing.

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

         The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five year lease terminating September 30, 2001.


ITEM 3.  LEGAL PROCEEDINGS

         On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Company's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations fo certain information about the Company. The complaint in the Federal Securities Action seeks damages in
unspecified  amounts.   Although  the  outcome  of  this  proceeding  cannot  be
predicted, based on the allegations contained in the complaint, management believes that the Federal Securities Action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         The Company is party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.


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

         Holders

         As of March  31,  1999,  there was one  holder of record of the  Common
Stock.

         Dividends

         The Company has not paid any dividends on the Common Stock during the past fiscal year and does not intend to pay dividends on the Common Stock in the foreseeable future.

         Dividend payments by the Company are subject to restrictions contained in certain of its outstanding debt and financing agreements relating to the payment of cash dividends on its Common Stock. The Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends or certain other distributions. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                          (in thousands, except ratios)

         The following table presents summary historical consolidated financial information of the Company. Such table includes the consolidated financial information for the years ended March 31, 1999 ("1999 Fiscal Year"), March 31, 1998 ("1998 Fiscal Year"), and March 28, 1997 ("1997 Fiscal Year"), for the six month transition period ended March 29, 1996, the period from April 5, 1995 to September 29, 1995 and the consolidated financial information for the period from October 1, 1994 to April 4, 1995, and for the fiscal year ended September 30, 1994. The financial data set forth below should be read in conjunction with the Company's audited historical combined and consolidated financial statements and the related notes thereto included in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.




                                                           Successor(1)                                   Predecessor(1)
                                     -------------------------------------------------------------  --------------------------
                                                                           Six-Month
                                                                           Transition                             Year Ended
                                                   Year Ended               Period      April 5,      October 1,  ----------
                                                   ----------                Ended      1995 to        1994 to
                                       March 31,    March 31,   March 28,  March 29,  September 29,    April 4,  September 30,
                                         1999        1998         1997        1996        1995           1995        1994
                                         ----        ----         ----        ----        ----           ----        ----
Operations Data:
   Revenues.......................     $505,323    $324,887     $206,852    $89,070     $89,719       $52,207      $104,553
   Operating general and
     administrative expenses......      339,551     223,491      143,966     62,560      65,363        34,704        69,257
   Depreciation and amortization..      113,448      75,453       46,316     18,212      18,423        10,304        21,347
   Operating income...............       51,204      24,682       14,802      8,298       3,733         7,199        13,949
   Interest expense...............       65,901      44,668       27,417     11,830      11,541         8,928        18,105
   Loss before extraordinary item.      (11,618)    (14,652)     (10,308)    (2,534)     (5,946)       (1,779)       (6,918)
   Net loss.......................      (11,618)    (14,652)     (10,604)   (11,459)     (5,946)       (2,627)       (6,918)

Balance Sheet Data (at end of period):
   Cash and cash equivalents......      $26,515    $ 22,451     $ 10,110     $19,72     $ 9,282            --       $ 7,241
   Property and equipment, net....      223,610     194,328      112,116     82,699      80,706            --        48,727
   Contract rights, net...........      413,014     366,762      180,557     59,745      63,801            --        15,432
   Advance location payments......       79,705      74,026       38,472     20,320      19,772            --        17,646
   Goodwill, net..................      109,025     110,424       95,771     44,071      45,071            --        45,881
   Total assets   ................      900,660     816,232      467,550    248,167     239,943            --       143,589
   Total debt(5)..................      685,741     598,700      329,278    202,765     176,415            --       128,487
   Stockholder's (deficit) equity.      (14,128)     (2,594)      11,973     (2,148)     13,783            --        (8,721)

Financial Information and Other Data:
   Cash flow from operating
     activities...................     $103,041     $58,686      $34,305    $12,100     $12,639       $10,216       $17,914
   Cash flow used for investing
     activities...................     (181,665)   (350,875)    (196,698)   (14,162)    (13,114)       (6,537)      (16,763)
   Cash flow from (used for)
     financing activities.........       82,688     304,530      152,780     12,503      (1,017)       (1,068)         (270)
   EBITDA(2)......................      165,772     101,396       62,886     26,510      24,356        17,503        35,296
   EBITDA margin(3)...............         32.8%       31.2%        30.4%      29.8%       27.2%         33.5%         33.8%
   Capital expenditures(4)........
     Growth capital expenditures..      $24,096     $21,119      $12,563         --          --            --            --
     Renewal capital expenditures.       60,038      37,609       29,025    $14,219     $13,119        $6,944       $16,779
     Acquisition capital
       expenditures...............       97,531     294,996      171,455         --          --            --            --
   Total Capital Expenditures.....     $181,665    $353,724     $213,043    $14,219     $13,119        $6,944       $16,779

--------------------

1 On November 30, 1995, Solon completed the Merger with TCC, which transaction was accounted for in a manner similar to a pooling of interests. As a result of the common investor group control over both entities, the term "Successor" will refer to such common control periods; that is, the period in time after the Solon Acquisition, and includes the historical results of Solon which have been restated to include the pooling of interests of TCC. The term "Predecessor" refers to the period in time prior to the Solon Acquisition. Successor is presented on a different basis of accounting and, therefore, is not comparable to the Predecessor. Historical financial data for Solon (for periods prior to April 5, 1995) are contained in the financial statements and related notes thereto presented elsewhere in this Form 10-K.
2 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the fiscal years ended March 31, 1999, March 31, 1998 and March 28, 1997 is before the deduction for the stock based compensation charges, and EBITDA for the period ending September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
3 EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.
4 Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. For the fiscal years ended March 31, 1998 and March 28, 1997, acquisition capital expenditures include approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.
5 Total debt at March 31, 1999 and March 31, 1998 does not include the premium, net, of $8,023 and $9,258, respectively, recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis pertains to the results of operations and financial position of the Company for the 1999 Fiscal Year, 1998 Fiscal Year and the 1997 Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8.

General

         The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers in approximately 75,000 multi-family housing properties on routes throughout the United States and in 163 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

         Sources of Revenue

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its growth strategy, namely, high levels of amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

         The Company's most significant revenue source is its route business, accounting for approximately 86% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including, payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $11.1 million for the 1999 Fiscal Year and $2.9 million for the 1998 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $20.2 million for the 1999 Fiscal Year and $21.0 million for the 1998 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $33.3 million for the 1999 Fiscal Year and $26.6 million for the 1998 Fiscal Year).

Results of Operations

         The  following  table  sets  forth  the  periods  indicated,   selected
statement of operations data and EBITDA margin, as percentages of revenue:


                                      Year Ended      Year Ended     Year Ended
                                       March 31,       March 31,      March 28,
                                         1999            1998           1997
                                      -----------    ------------   -----------

Revenues............................       100%            100%          100%
Laundry operating expenses..........      65.6            66.9          67.4
General and administrative expenses.       1.6             1.9           2.2
Depreciation and amortization.......      22.5            23.2          22.4
Operating income....................      10.1             7.6           7.2
Interest expense, net...............      13.0            13.8          13.3
EBITDA margin.......................      32.8            31.2          30.4


Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

         Revenues increased by approximately 56% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $162.0 million or 90% of its revenue increase for the 1999 Fiscal Year is primarily due to the National Coin Acquisition (July 1997), the ALI Acquisition (January
1998), the Macke Acquisition (March 1998), the Cleanco Acquisition (May 1998) and the G&T Acquisition (June 1998). In addition, during the 1999 Fiscal Year, the Company's installed machine base increased by approximately 23,300 machines from internal growth (excluding the machines added from the above-mentioned acquisitions during such period) as compared to an increase of approximately 19,500 machines from internal growth during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 53% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year. This increase was due primarily to an increase in commission expense, related to the acquisitions mentioned above. However, as a percentage of revenues, laundry operating expenses were approximately 65.6% for the 1999 Fiscal Year as compared to 66.9% for the 1998 Fiscal Year. This change was primarily due to cost efficiencies related to the consolidation of the acquisitions noted above into the Company's operations.

         General and administrative expenses increased by approximately $1.7 million or 28% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. The increase for the year was due to various costs and expenses related to (i) the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions and (ii) accounting, management information systems and other administrative functions associated with the Company's growth. However, as a percentage of revenues, general and administrative expenses were 1.6% for the 1999 Fiscal Year as compared to 1.9% for the 1998 Fiscal Year. This change was primarily due to cost efficiencies related to the consolidation of the acquisitions noted above into the Company's operations.

         Depreciation and amortization increased by approximately 50% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to contract rights and goodwill associated with the acquisitions mentioned above, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

         Interest expense, net, increased by approximately 48% for the 1999 Fiscal Year, as compared to the 1998 Fiscal Year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest expense due to the Bond Offering (as defined herein). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources
- Financing Activities - Senior Note Offering and Exchange Offer."

         EBITDA(2) before deduction for stock-based compensation charges was approximately $165.8 million for the 1999 Fiscal Year as compared to approximately $101.4 million for the 1998 Fiscal Year, representing an improvement of approximately 63%. EBITDA margins improved to approximately 32.8% of revenues for the current year compared to approximately 31.2% of revenues for the prior year. These increases were primarily due to the effect of cost efficiencies related to the consolidation of the above-mentioned acquisitions into the Company's operations, as well as internal growth.


Fiscal Year Ended March 31, 1998 Compared to Fiscal Year Ended March 28, 1997

         Revenues increased by approximately 57% for the 1998 Fiscal Year as compared to 1997 Fiscal Year. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $103.0 million of its revenue increase for the 1998 Fiscal Year was primarily due to the Kwik Wash Acquisition (January 1997), the Reliable Acquisition (April 1997), and the National Coin Acquisition (July 1997). The ALI Acquisition (January 1998) and the Macke Acquisition (March 1998) also contributed to the revenue increase, but had minimal impact due to the timing of these transactions. In addition, during the 1998 Fiscal Year, the Company's installed machine base increased by approximately 19,500 machines from internal growth (excluding the machines added from the Macke Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition during such period) as compared to an increase of approximately 7,500 machines from internal growth during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 56% for the 1998 Fiscal Year, as compared to the 1997 Fiscal Year. This increase was due primarily to an increase in commission expense, related to the Macke Acquisition, the Kwik Wash Acquisition, the Reliable Acquisition, the ALI Acquisition and the National Coin Acquisition.

         General and administrative expenses increased by approximately $1.6 million or 36% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. The increase for the year was due to various expenses associated with (i) costs and expenses relating to the Company's acquisition strategy, including systems development and refinement relating to the integration of prior acquisitions, and (ii) additional expenses, such as accounting, management information systems and other administrative functions related to the

--------

         2 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

         Interest expense, net, increased by approximately 63% for the 1998 Fiscal Year, as compared to the prior year, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions, as well as the increased interest due to the Bond Offering. See "Management's Discussions and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources Financing Activities -- Senior Note Offering and Exchange Offer."

         EBITDA(3) before deduction for stock-based compensation charges was approximately $101.4 million for the 1998 Fiscal Year as compared to approximately $62.9 million for the 1997 Fiscal Year, representing an improvement of approximately 61%. EBITDA margins improved to approximately 31.2% of revenues for the current year compared to approximately 30.4% of revenues for the prior year.

         Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At March 31, 1999, the Company had outstanding long-term debt of approximately $685.7 million (excluding the premium, net, of approximately $8.0 million) and stockholder's deficit of approximately $14.1 million.

     Financing Activities

          Senior Note Offering and Exchange Offer

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

--------

         3 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         On December 23, 1997, Coinmach commenced an offer to exchange (the "Exchange Offer") up to $296.7 million (excluding the premium on the Series C Notes discussed above) of its 11 3/4% Senior Notes for any and all of its Series B Notes and its Series C Notes. The Exchange Offer expired on February 6, 1998, and, as of such date, the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer for the 11 3/4% Senior Notes.

         The 11 3/4% Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of Coinmach and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in that certain Indenture, dated as of November 30, 1995, by and between Coinmach Corporation and Fleet National Bank of Connecticut (formerly Shawmut Bank Connecticut, National Associates) as Trustee (the "Indenture") plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

         The events of default under the Indenture include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding 11 3/4% Senior Notes may declare all unpaid principal and accrued interest on all of the 11 3/4% Senior Notes to be immediately due and payable.

         Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of 11 3/4% Senior Notes will have the right to require that the Company purchase all or a portion of such holder's 11 3/4% Senior Notes pursuant to the offer described in the Indenture, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

         Amended and Restated Credit Facility

         The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $125 million acquisition revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and
(iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility.

Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan matures on December 31, 2004 and the Tranche B term loan matures on June 30, 2005. In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow on or prior to May 28, 1999 up to $12.5 million under the existing acquisition revolver for working capital purposes.

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

         At March 31, 1999, the monthly variable LIBOR interest rate was approximately 4.94%.

         To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83% (the "March Swap Agreement"). On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. On September 15, 1998, the Company amended the March Swap Agreement to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002. The Company does not use derivative financial instruments for trading purposes.

         Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the Company has pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 1999 Fiscal Year were approximately $184.6 million (including approximately $2.9 million relating to capital lease obligations). Of such amount, the Company spent approximately $97.5 million in acquisition and related transaction costs, primarily due to the G&T Acquisition and the Cleanco Acquisition and approximately $24.1 million related to the net increase in the installed base of machines of 23,300 machines. The balance of approximately $60.0 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed based are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $64.0 million for the twelve months ending March 31, 2000. Such increase relative to the 1999 Fiscal Year is primarily attributable to the Company's recent acquisition activities. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments as required by the 11 3/4% Senior Notes.

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 11 3/4% Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the 11 3/4% Senior Notes or in the credit agreement evidencing the Amended and Restated Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility, or the indentures governing the 11 3/4% Senior Notes.

          Certain Accounting Treatment

         The Company's depreciation and amortization expenses, aggregating approximately $113.4 million for the 1999 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years.

Year 2000 Compliance

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

         During the 1999 Fiscal Year, the Company assessed the year 2000 readiness of its information technology ("IT") and non-IT systems. The Company determined that it needed to modify significant portions of its IT systems so that such systems will function properly with respect to dates in the year 2000 and beyond. The Company has substantially completed its IT systems transformation and is currently verifying the year 2000 compliance of these systems.

         In addition, as part of its year 2000 initiative, the Company has contacted its significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remedied year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is continuing to assess the extent to which its operations are vulnerable should those organizations fail to properly address their year 2000 readiness. Based on this review, the Company does not expect the computer systems of those operations to have a material adverse effect on the Company's operations.

         While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operation, financial condition or cash flows.

Inflation and Seasonality

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 1999, the Company had $59.0 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $1.2 million, assuming the amount outstanding was $59.0 million, the balance as of March 31, 1999. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

         On February 23, 1998, the Company entered into a 33-month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Amended and Restated Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31-month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Amended and Restated Credit Facility at 5.75%. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002.

         The Company's fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

         The Company does not use derivative financial instruments for trading purposes and is not exposed to foreign currency exchange risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-25 hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Directors

         The Directors of Coinmach are listed on the table below which is followed by descriptions of all positions and offices held by such persons with the Company, the periods during which they have served as such and certain other information. The term of office of each Director continues until the election of Directors to be held at the next Annual Meeting of Stockholders or until his successor has been elected. There is no family relationship between any Director and any other Director or Executive Officer of the Company. The information set forth below concerning the Coinmach Directors has been furnished by such Directors.

  Name                        Title                                     Age
  ----                        -----                                     ---
Stephen R. Kerrigan........ Chairman of the Board and Director          45

Mitchell Blatt............. Director                                    47

Robert M. Doyle............ Director                                    42

         Mr. Kerrigan has been Chief Executive Officer of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Kerrigan was President and Treasurer of Solon Automated Services, Inc. ("Solon") and Coinmach Laundry from April 1995 until April 1996, and Chief Executive Officer of TCC from January 1995 until November 1995.(4) Mr. Kerrigan has been a director and Chairman of the Board of Coinmach Laundry since April 1995 and of Coinmach since November 1995. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P. from 1987 to 1994.

         Mr. Blatt has been President and Chief Operating Officer of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt has been a director of Coinmach Laundry and

--------

         4 On November 30, 1995, TCC merged with and into Solon (the "Merger") and entered into a series of refinancing transactions, whereupon the surviving corporation changed its name to "Coinmach Corporation."

Coinmach since November 1995. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.

         Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and Coinmach since November 1995. Mr. Doyle has been a director of Coinmach since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

         Executive Officers

         The Executive Officers of Coinmach are listed on the table below which is followed by descriptions of all positions and offices held by such persons with Coinmach and the periods during which they have served as such and other information. The term of office of each Executive Officer continues until the election of Executive Officers to be held at the next Annual Meeting of Directors or until his successor has been elected. There is no family relationship between any Executive Officer and any other Executive Officer or Director of the Company.

  Name                       Title                                    Age
  ----                       -----                                    ---
Stephen R. Kerrigan........ Chairman of the Board and Chief
                            Executive Officer                          45

Mitchell Blatt............. President, Chief Operating Officer         47

Robert M. Doyle............ Chief Financial Officer, Senior Vice
                            President, Treasurer, Secretary            42

John E. Denson............. Senior Vice President                      61

Michael E. Stanky.......... Senior Vice President                      47

         For information regarding Messrs. Kerrigan, Blatt and Doyle, see "-- Directors" above.

         Mr. Denson has been Senior Vice President of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Denson was Senior Vice President, Finance of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

         Mr. Stanky has been Senior Vice President of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon's South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for all services rendered in all capacities for the fiscal years ended March 28, 1997, March 31, 1998 and March 31, 1999. In March 1998, the Company changed its fiscal year end from the 52 or 53 week period ending on the last Friday of March to the twelve consecutive months ending March 31.

                                                                                Long-term
                                  Annual Compensation                          Compensation
                                  -------------------                          ------------

                                                                               Common Stock
                                                           Other Annual         Underlying            All other
  Name and Principal     Fiscal    Salary      Bonus       Compensation           Options           Compensation
       Position           Year       ($)        ($)             ($)                 (#)                  ($)
----------------------   -------  ---------  ---------   -----------------   -----------------   --------------------
Stephen R. Kerrigan       1999      350,000    400,000       121,740(1)            50,000               2,121(10)
  Chief Executive         1998      350,000    400,000        83,870(2)               -                 1,929(10)
  Officer                 1997      330,841    400,000        97,161(3)           308,098(4)            1,875(10)

Mitchell Blatt            1999      300,773    150,000        65,575(5)            30,000               1,957(10)
  President, Chief        1998      268,530    280,000        62,680(6)           100,000               2,073(10)
  Operating Officer       1997      238,942    112,000        59,693(7)           100,000               1,875(10)


Robert M. Doyle           1999      175,000     87,500           -                 20,000               1,190(10)
  Chief Financial         1998      169,438    175,000           -                100,000               2,030(10)
  Officer                 1997      149,997     62,500           -                 71,890               1,875(10)


John E. Denson            1999      125,500     25,000        44,068(8)             5,000               1,359(10)
  Senior Vice             1998      125,000     30,000        68,768(9)               -                 1,586(10)
  President               1997      125,859     25,000           -                 28,756               1,149(10)


Michael E. Stanky         1999      175,000     87,500           -                 10,000               1,928(10)
  Senior Vice             1998      164,793    175,000           -                153,521               2,145(10)
  President               1997      150,500     37,500           -                    -                 1,188(10)


-------------------

1 Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $4,265 in automobile allowance; $14,500 in club membership; and $1,107 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

2 Includes $45,393 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $26,593 for reimbursement of certain out-of-pocket relocation expenses; $3,643 in automobile allowances; $3,335 in club membership fees; and $1,156 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

3 Includes $45,109 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $40,385 for reimbursement of certain out-of-pocket relocation expenses; $4,554 in automobile allowances; $2,424 in club membership fees; and $939 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

4   Options are held by MCS, a corporation controlled by Mr. Kerrigan.

5 Includes $48,118 in forgiven indebtedness; $3,312 in automobile allowances; $13,300 in club membership fees; and $845 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

6 Includes $45,393 in forgiven indebtedness; $3,687 in automobile allowances; $12,700 in club membership fees; and $900 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

7 Includes $45,109 in forgiven indebtedness; $4,231 in automobile allowances; $9,600 in club membership fees; and $733 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

8 Includes $20,000 in forgiven indebtedness; $1,900 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $19,577 for reimbursement of certain out-of-pocket relocation expenses; $1,525 in automobile allowances; and $1,066 in life insurance premiums paid by the Company on behalf of Mr. Denson.

9 Includes $1,520 in imputed interest, calculated at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Denson; $48,691 for reimbursement of certain out-of-pocket relocation expenses; $796 in automobile allowances; $984 in life insurance premiums paid by the Company on behalf of Mr. Denson; and $16,757 in net proceeds from the exercise of options and sale of 2,457 underlying shares of Common Stock in the Secondary Offering in December 1997 (equal to the difference between the applicable exercise price of such options and the sale price of the underlying shares of Common Stock, net of commissions).

10 Represents matching contributions made by the Company to the Profit Sharing Plan.


Employment Contracts

         Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert
M. Doyle. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Merger, the obligations of TCC under the Senior Management Agreements were assumed by Coinmach and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provided for annual base salaries of $350,000, $300,000 and $175,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Board. During the fiscal year ended March 31, 1999, the Compensation Committee approved of annual base salaries for each of Messrs. Blatt and Doyle of $300,000 and $175,000, respectively. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.


         Employment Agreement of John E. Denson. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. During the fiscal year ended March 31, 1999, the Compensation Committee approved an annual base salary for Mr. Denson of $125,000. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $110,000 or his annual base salary then in effect.

         Employment Agreement of Michael E. Stanky. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the fiscal year ended March 31, 1999, the
Compensation Committee approved an annual base salary for Mr. Stanky of $175,000.

401(k) Savings Plan

         The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed one year of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($10,000 in 1999). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes increasing matching contribution amounts, based upon the number of years of service completed by eligible participants, up to a maximum contribution of 1.5% of an eligible employee's salary (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose). Matching contribution percentages range from 5% for one to two years of service up to 25% for five or more years of service, of the amount contributed to the 401(k) Plan by the respective eligible employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

         The Company made the following matching contributions during its fiscal year ended March 31, 1999 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,219; Mr. Blatt $1,957; Mr. Doyle $1,190; Mr. Denson $1,359; and Mr. Stanky $1,928.

Compensation of Directors

         Directors receive no cash remuneration for their service as directors, other than reimbursement of reasonable travel and related expenses for attendance at Board meetings. The Company has granted Mr. Chapman, presently a director of Coinmach Laundry and a director of the Company since November 1996, options to purchase 28,756 shares of Coinmach Laundry's common stock at an exercise price of $11.90 per share, 23,005 of which are currently exercisable and the remainder of which vest in November 1999. Mr. Chapman has not exercised any options to date.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended March 31, 1999, the Compensation Committee was composed of Dr. Laffer, Mr. Stephen G. Cerri and Mr. David A. Donnini. None of Dr. Laffer or Messrs. Cerri and Donnini have been an employee or officer of the Company or any of its subsidiaries. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 31, 1999, the Company had 100 shares of Common Stock issued and outstanding, 100% of which was owned by Coinmach Laundry. The information in the following table sets forth, as of June 10, 1999, certain information with respect to the beneficial ownership of Coinmach Laundry's common stock by (a) each director, (b) each Named Executive Officer of the Company who is a stockholder, (c) each person known to the Company to own beneficially more than 5% of any class of voting stock of Coinmach Laundry, and (d) all directors and Named Executive Officers as a group. No director or executive officer of the Company owns any shares of Coinmach Laundry's Class B non-voting common stock. The Company believes that except as otherwise indicated, the beneficial holders listed below have sole voting and investment power regarding the shares of Coinmach Laundry's common stock owned by them.



                                             Amount and Nature of    Percent of
Beneficial Owner                             Beneficial Ownership     Class(1)
----------------                             --------------------     -------

Golder, Thoma, Cressey, Rauner, Fund IV, L.P.       3,008,402           23.3%
6100 Sears Tower
Chicago, IL  60606

Strong Capital Management, Inc.                   1,609,800(2)          12.5%
100 Heritage Reserve
Menomonee Falls, WI  53051

Prudential Insurance Company of America           1,268,900(3)           9.8%
751 Broad Street
Newark, NJ  07102-3777

Robert Fleming, Inc.                                869,519(4)           6.7%
320 Park Avenue, 11th Floor
New York, NY  10022

Capital Guardian Trust Company                      737,800(5)           5.7%
333 South Hope Street, 52nd Flr.
Los Angeles, CA  90071

The Goldman Sachs Group, L.P.                       722,600(6)           5.6%
85 Broad Street
New York, NY  10004

Officers and Directors

Stephen R. Kerrigan                                 605,848(7)           4.4%

Mitchell Blatt                                      436,845(8)           3.3%

Robert M. Doyle                                     184,979(9)           1.3%

Michael E. Stanky                                   152,563(10)          1.1%

John E. Denson                                       24,548(11)           *

Bruce V. Rauner                                   3,008,402(12)         23.3%

David A. Donnini                                  3,008,402(13)         23.3%

James N. Chapman                                     45,066(14)           *

Arthur B. Laffer                                     45,000(15)           *

Stephen G. Cerri                                     50,500(16)           *

All Officers and Directors
as a group (10 persons)                            4,553,751(17)        33.2%


----------

* Percentage of shares beneficially owned does not exceed 1% of Common Stock outstanding.

1 Share percentage ownership is rounded to nearest tenth of 1% and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days from June 10, 1999 will become, exercisable. Shares underlying any option which was exercisable on June 10, 1999 or becomes exercisable within the 60 day period thereafter are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

2 Based on a report on Schedule 13G filed by Strong Capital Management, Inc. ("Strong") with the Securities and Exchange Commission ("SEC") on February 11, 1999. Strong has sole voting power as to 1,134,450 shares and sole investment power as to 1,609,800 shares.

3 Based on a report on Schedule 13G/A filed by Prudential Insurance Company of America ("Prudential") with the SEC on April 9, 1999. Prudential has sole voting power as to 478,000 shares and shared voting power as to 790,900 shares. Prudential has sole investment power as to 478,000 shares and shared investment power as to 790,900 shares.

4 Based on a report on Schedule 13G filed by Robert Fleming Inc. with the SEC on February 10, 1999.

5 Based on a report on Schedule 13G filed by Capital Guardian Trust Company ("Capital") with the SEC on February 12, 1999. Capital has sole voting power as to 726,900 shares and sole investment power as to 737,800 shares. Capital has disclaimed beneficial ownership of all shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.

6 Based on a report on Schedule 13G filed by the Goldman Sachs Group, L.P. ("Goldman Sachs") with the SEC on February 12, 1999. Goldman Sachs has shared voting power as to 430,100 shares. Goldman Sachs has shared investment power as to 722,600 shares.

7 Includes shares beneficially owned by MCS, a corporation controlled by Mr. Kerrigan. Includes shares underlying options held by MCS to purchase an aggregate of 246,479 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Does not include shares underlying options held by MCS to purchase an aggregate of 61,619 shares of Common Stock at an exercise price of $11.90 per share, none of which options are currently exercisable nor become exercisable within the next 60 days. Includes shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 20,000 shares of common stock at an exercise price of approximately $23.05 per share and (ii) 10,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are currently exercisable. Does not include shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 30,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (ii) 40,000 shares of Common Stock at an exercise price of $13.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

8 Includes shares underlying options to purchase an aggregate of (i) 40,000 shares of Common Stock at an exercise price of $11.90 per share,
         (ii) 80,000 shares of Common Stock at an exercise price of $14.00 per share, (iii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iv) 6,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 60,000 shares of Common Stock at an exercise price of $11.90 per share, (ii) 20,000 shares of Common Stock at an exercise price of $14.00 per share, (iii) 18,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iv) 24,000 shares of Common Stock at an exercise price of $13.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

9 Includes shares underlying options to purchase an aggregate of (i) 97,512 shares of Common Stock at an exercise price of $11.90 per share,
         (ii) 8,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 4,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 74,378 shares of Common Stock at an exercise price of $11.90 per share, (ii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 16,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are not currently exercisable nor become exercisable within the next 60 days.

10 Includes shares underlying options to purchase an aggregate of (i) 82,817 shares of Common Stock at an exercise price of $11.90 per share,
         (ii) 40,000 shares of Common Stock at an exercise price of $14.00 per share, (iii) 4,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iv) 2,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 20,704 shares of Common Stock at an exercise price of $11.90 per share, (ii) 10,000 shares of Common Stock at an exercise price of $14.00 per share, (iii) 6,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iv) 8,000 shares of Common Stock at an exercise price of $13.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

11 Represents shares underlying options to purchase an aggregate of (i) 23,005 shares of Common Stock at an exercise price of $11.90 per share,
         (ii) 2,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iii) 2,000 shares of Common Stock at an exercise price of $13.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 5,751 shares of Common Stock at an exercise price of $11.90 per share, (ii) 3,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iii) 8,000 shares of Common Stock at an exercise price of $13.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

12 All such shares are held by GTCR, of which GTCR IV, L.P. ("GTCR IV"), is the general partner. Mr. Rauner is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Rauner disclaims beneficial ownership of such shares.

13 All such shares are held by GTCR, of which GTCR IV is the general partner. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Donnini disclaims beneficial ownership of such shares.

14 Includes shares underlying options to purchase an aggregate of (i) 23,005 shares of Common Stock at an exercise price of $11.90 per share, and (ii) 12,500 shares of Common Stock at an exercise price of approximately $22.31 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 5,751 shares of Common Stock at an exercise price of $11.90 per share, and (ii) 18,744 shares of Common Stock at an exercise price of approximately $22.31 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

15 Represents shares underlying options to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $14.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 15,000 shares of Common Stock at an exercise price of $14.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

16 Represents shares underlying options to purchase an aggregate of 45,000 shares of Common Stock at an exercise price of $14.00 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 15,000 shares of Common Stock at an exercise price of $14.00 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

17 In calculating the shares beneficially owned by executive officers and directors as a group, 3,008,402 shares of Common Stock owned by GTCR and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once. In calculating the percentage of shares beneficially owned by executive officers and directors as a group, the shares of Common Stock underlying all options which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management and Consulting Services

         During the last fiscal year, the Company paid Mr. Chapman, a director of Coinmach Laundry, $120,000 for general financial advisory and investment banking services.

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

Certain Loans to Members of Management

         As of June 10, 1999, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan) and Mr. Blatt owed the Company $484,074 and $334,078, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equaled $581,074 and $381,074, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes dated January 31, 1995 in the original principal amount of $140,000; (ii) two promissory notes dated July 26, 1995 in the original amount of $52,370; and (iii) two promissory notes dated May 3, 1996 in the original amount of $21,797. Each such note accrues interest at a rate of 8% per annum and was delivered to the Company in connection with the purchase of Company securities by MCS and Mr. Blatt. The promissory notes dated January 31, 1995 are payable in four equal annual installments commencing on January 31, 1996. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1996, respectively. During the last fiscal year, the Company forgave the repayment of approximately (i) $45,393 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the third installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995 and (ii) $2,725 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the second installment of principal and interest owed by MCS and Mr. Blatt under the notes dated May 3, 1996. On May 5, 1999, the Company agreed to extend a loan of $250,000 to Mr. Blatt, which loan is to be evidenced by a promissory note providing, among other things, that such loan (i) be repaid in a single payment on the third anniversary of such loan, and (ii) accrue interest at a rate of 8% per annum. Such loan is also secured by a pledge of all the Common Stock held by Mr. Blatt.

         In connection with Coinmach's establishment of a corporate office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, Coinmach extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan. The loan to Mr. Kerrigan (the "Kerrigan Loan") provided for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Board determined to extend the Kerrigan loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by Coinmach on such Payment Date. If Mr. Kerrigan ceases to be employed by Coinmach for a reason other than (i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach, or (iii) cause (as defined in the Kerrigan Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

                  (1)      Financial   Statements  --  see  Index  to  Financial
                           Statements appearing on Page F-1.

                  (2)      Exhibits:



EXHIBIT
NUMBER(1)                                DESCRIPTION
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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

10.37 Security Agreement, dated January 8, 1997, between Coinmach and Bankers Trust and the Assignment of Security Interest in United States Trademarks and Patents (incorporated by reference from exhibit 10.48 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.38          Collateral  Assignment  of Leases,  dated  January  8,  1997,  by
               Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.49 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.39 Collateral Assignment of Location Leases, dated January 8, 1997, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit 10.50 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.40 Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Coinmach, Heller, Jackson National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan (collectively, "JNL"), Harvard, James N. Chapman and Michael E. Marrus (incorporated by reference from exhibit 10.51 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.41 Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.42 Promissory Note, dated March 24, 1997, of John E. Denson in favor of Coinmach (incorporated by reference from exhibit 10.53 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

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

10.56 First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 2, 1998, among Coinmach, Coinmach Laundry, First Union, as Syndication Agent, Bankers Trust, as Administrative Agent, and the Banks party thereto (incorporated by reference from exhibit 10.62 to Coinmach's Form 8-K dated March 2, 1998, file number 0-7694)

10.57 Supply Agreement, dated as of May 1, 1998, by and among Coinmach, SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (incorporated by reference from exhibit
               10.75 to Coinmach's Form 10-K for the fiscal year ended March 31, 1998, file number 0-7694)

16.1 Letter, dated June 29, 1995, from Arthur Andersen LLP to the Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

21.1           Subsidiaries of Coinmach Corporation

EXHIBIT
NUMBER(1)                                DESCRIPTION
---------                                -----------

27.1           Financial Data Schedule



         (b)      Reports on Form 8-K.

         During the quarter ended March 31, 1999, the Company did not file any reports on Form 8-K.

         (c)      Exhibits -- See (a)(2) above.

         (d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 25, 1999.

                                              COINMACH CORPORATION


                                              /s/ STEPHEN R. KERRIGAN
                                     By:_______________________________________
                                                Stephen R. Kerrigan
                                              Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


                                                    /s/ STEPHEN R. KERRIGAN
Date: June 25, 1999                  By:_______________________________________
                                                      Stephen R. Kerrigan
                                         Chairman of the Board of Directors and
                                           Chief Executive Officer (Principal
                                                   Executive Officer)


                                                      /s/ MITCHELL BLATT
Date: June 25, 1999                  By:_______________________________________
                                                        Mitchell Blatt
                                               Director, President and Chief
                                                     Operating Officer


                                                      /s/ ROBERT M. DOYLE
Date: June 25, 1999                  By:_______________________________________
                                                        Robert M. Doyle
                                                 Chief Financial Officer,
                                                  Senior Vice President
                                                  Secretary and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)


                                                      /s/ JOHN E. DENSON
Date: June 25, 1999                  By:_______________________________________
                                                        John E. Denson
                                                  Senior Vice President -
                                                  Corporate Development


                                                      /s/ MICHAEL STANKY
Date: June 25, 1999                  By:_______________________________________
                                                        Michael Stanky
                                                     Senior Vice President

                                                                   EXHIBIT 21.1


                              LIST OF SUBSIDIARIES


NAME                                                     DOMESTIC JURISDICTION
----                                                     ---------------------
Super Laundry Equipment Corp.                                  New York

Maquilados Automaticos, SA de CV                                Mexico

Automaticos, SA de CV                                           Mexico

                      Coinmach Corporation and Subsidiaries

                   Index to Consolidated Financial Statements




Independent Auditors' Report..............................................  F-1

As of March 31, 1999 and March 31, 1998:
   Consolidated Balance Sheets............................................  F-2

For the years ended March 31, 1999, March 31, 1998 and March 28, 1997:
   Consolidated Statements of Operations..................................  F-4
   Consolidated Statements of Stockholder's (Deficit) Equity..............  F-5
   Consolidated Statements of Cash Flows..................................  F-6

Notes to Consolidated Financial Statements................................  F-8

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

ERNST & YOUNG LLP          395 North Service Road          Phone:  516 752 6100
                           Melville, New York  11747


                         Reports of Independent Auditors

To the Board of Directors of
   Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's (deficit) equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                                  /s/ Ernst & Young LLP
                                                  ---------------------


Melville, New York
May 11, 1999

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)


                                                             March 31
                                                       1999             1998
                                                 -------------------------------

Assets
Cash and cash equivalents                           $  26,515        $  22,451
Receivables, less allowance of $618 and $325            8,107            7,750
Inventories                                            16,328           13,430
Prepaid expenses                                        6,480            6,254
Advance location payments                              79,705           74,026
Land, property and equipment:
   Laundry equipment and fixtures                     301,894          233,080
   Land, building and improvements                     34,830           25,467
   Trucks and other vehicles                           10,223            8,015
                                                 -------------------------------
                                                      346,947          266,562

   Less accumulated depreciation                     (123,337)         (72,234)
                                                 -------------------------------
Net property and equipment                            223,610          194,328


Contract rights, net of accumulated amortization
   of $70,602 and $39,923                             413,014          366,762
Goodwill, net of accumulated amortization
   of $20,318 and $12,530                             109,025          110,424
Other assets                                           17,876           20,807
                                                 -------------------------------
Total assets                                        $ 900,660        $ 816,232
                                                 ===============================



See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

            (In thousand of dollars, except par value and share data)


                                                            March 31
                                                     1999             1998
                                             ----------------------------------

Liabilities and stockholder's deficit
Accounts payable                                 $  20,478        $  17,128
Accrued rental payments                             26,888           20,977
Accrued interest                                    15,516           13,993
Other accrued expenses                              13,366           15,220
Due to parent                                       63,282           64,039
Deferred income taxes                               81,494           79,511
11-3/4% Senior Notes                               296,655          296,655
Premium on 11-3/4% Senior Notes, net                 8,023            9,258
Credit facility indebtedness                       384,003          296,267
Other long-term debt                                 5,083            5,778

Stockholder's deficit:
   Common stock, par value $.01:
     1,000 shares authorized, 100 shares
       issued at March 31, 1999 and 1998                -                -
Capital in excess of par value                      41,391           41,391
Accumulated deficit                                (55,434)         (43,816)
                                             ----------------------------------
                                                   (14,043)          (2,425)
Notes receivable from management                       (85)            (169)
                                             ----------------------------------
Total stockholder's deficit                        (14,128)          (2,594)
                                             ==================================
Total liabilities and stockholder's deficit      $ 900,660        $ 816,232
                                             ==================================



See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Operations

                (In thousands of dollars, except per share data)


                                                                     Year ended
                                            Year ended March 31       March 28
                                            1999           1998         1997
                                      ------------------------------------------

Revenues                                $  505,323    $  324,887    $  206,852

Costs and expenses:
   Laundry operating expenses              331,647       217,333       139,446
   General and administrative                7,904         6,158         4,520
   Depreciation and amortization           113,448        75,453        46,316
   Stock based compensation charge           1,120         1,261         1,768
                                      ------------------------------------------
                                           454,119       300,205       192,050
                                      ------------------------------------------

Operating income                            51,204        24,682        14,802

Interest expense, net                       65,901        44,668        27,417
                                      ------------------------------------------
Loss before income taxes and
  extraordinary item                       (14,697)      (19,986)      (12,615)
                                      ------------------------------------------

Provision (benefit) for income taxes:
   Currently payable                         1,264           299           200
   Deferred                                 (4,343)       (5,633)       (2,507)
                                      ------------------------------------------
                                            (3,079)       (5,334)       (2,307)
                                      ------------------------------------------

Loss before extraordinary item             (11,618)      (14,652)      (10,308)

Extraordinary item, net of income tax
   benefit of $206 in 1997                       -             -          (296)
                                      ==========================================
Net loss                                $  (11,618)   $  (14,652)   $  (10,604)
                                      ==========================================



See accompanying notes.

                      Coinmach Corporation and Subsidiaries

            Consolidated Statements of Stockholder's (Deficit) Equity

             (In thousands of dollars, except par value and shares)

                                                                                                                          Total
                                                           Class A     Capital in                      Receivables    Stockholder's
                                               Common       Common      Excess of     Accumulated          from         (Deficit)
                                                Stock        Stock      Par Value       Deficit         Management        Equity
                                           ----------------------------------------------------------------------------------------

Balance, March 29, 1996                       $     -      $     -     $  18,104      $  (18,560)      $  (1,692)        $  (2,148)
Investment by Coinmach Laundry Corporation          -            -        23,287               -               -            23,287
Repayment of receivables from stockholder           -            -             -               -           1,355             1,355
Forgiveness of receivables from management          -            -             -               -              83                83
Net loss                                            -            -             -         (10,604)              -           (10,604)
                                           ----------------------------------------------------------------------------------------
Balance, March 28, 1997                             -            -        41,391         (29,164)           (254)           11,973
Forgiveness of receivables from management          -            -             -               -              85                85
Net loss                                            -            -             -         (14,652)              -           (14,652)
                                           ----------------------------------------------------------------------------------------
Balance, March 31, 1998                             -            -        41,391         (43,816)           (169)           (2,594)
Forgiveness of receivables from management          -            -             -               -              84                84
Net loss                                            -            -             -         (11,618)              -           (11,618)
                                           ----------------------------------------------------------------------------------------
Balance, March 31, 1999                       $     -      $     -     $  41,391      $  (55,434)         $  (85)       $  (14,128)
                                           ========================================================================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)


                                                                                                      Year ended
                                                                       Year ended March 31             March 28
                                                                      1999              1998             1997
                                                             -----------------------------------------------------
Operating activities
Net loss                                                         $  (11,618)       $  (14,652)      $  (10,604)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                    52,135            30,649           22,587
     Amortization of advance location payments                       20,339            11,280            7,682
     Amortization of intangibles                                     40,974            33,524           16,047
     Deferred income taxes                                           (4,343)           (5,633)          (2,507)
     Amortization of debt discount and
       deferred issue costs                                           1,730               996              533
     Amortization of premium on 11-3/4%
       Senior Notes                                                  (1,235)             (617)               -
     Stock based compensation                                         1,120             1,261            1,768
     Extraordinary charges for early extinguishment of
       debt, net of taxes                                                 -                 -              296
     Change in operating assets and liabilities, net of
       businesses acquired:
         Other assets                                                (1,463)           (3,026)          (2,462)
         Receivables, net                                               469             1,406           (1,100)
         Inventories and prepayments                                 (1,576)           (2,844)          (3,008)
         Accounts payable                                             3,327               714            2,144
         Accrued interest                                             1,052             4,281            1,956
         Other accrued expenses, net                                  2,130             1,347              973
                                                             -----------------------------------------------------
Net cash provided by operating activities                           103,041            58,686           34,305
                                                             -----------------------------------------------------

Investing activities
Additions to property and equipment                                 (62,082)          (42,468)         (29,779)
Advance location payments to location owners                        (22,052)          (13,330)         (11,809)
Additions to net assets related to acquisitions
   of businesses (net of promissory notes of $2,250 and
   $16,208 in 1998 and 1997, respectively)                          (97,531)         (295,676)        (155,247)
Sales of property and equipment                                           -               599              137
                                                             -----------------------------------------------------
Net cash used in investing activities                              (181,665)         (350,875)        (196,698)
                                                             -----------------------------------------------------

                      Coinmach Corporation and Subsidiaries

                            (In thousands of dollars)


                                                                                             Year ended
                                                               Year ended March 31            March 28
                                                              1999             1998             1997
                                                      ---------------------------------------------------
Financing activities
Net proceeds from credit facility                          $  87,736      $  166,267       $  130,000
Deferred debt issuance costs                                    (430)         (9,013)            (178)
Net (repayments) advances from parent                         (1,293)         38,180            6,322
Net (repayments) borrowings of bank and
   other borrowings                                             (431)            396             (325)
Principal payments on capitalized lease obligations           (2,894)         (1,173)          (1,007)
Debt extinguishment costs                                          -               -             (319)
Net investment from Coinmach Laundry Corp.                         -               -           23,287
Proceeds from issuance of 11-3/4% senior notes                     -         109,875                -
Repurchase of 12 3/4% senior notes                                 -               -           (5,000)
                                                      ---------------------------------------------------
Net cash provided by financing activities                     82,688         304,530          152,780
                                                      ---------------------------------------------------

Net increase (decrease) in cash                                4,064          12,341           (9,613)
Cash and cash equivalents, beginning of year                  22,451          10,110           19,723
                                                      ===================================================
Cash and cash equivalents, end of year                     $  26,515       $  22,451        $  10,110
                                                      ===================================================

Supplemental disclosure of cash flow information
Interest paid                                              $  64,363       $  38,385        $  24,845
                                                      ===================================================
Income taxes paid                                          $     477       $     358        $     204
                                                      ===================================================

Noncash financing activities
Acquisition of fixed assets through capital leases         $   2,307       $   1,111        $   1,249
                                                      ===================================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 1999


1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Coinmach Corporation and Subsidiaries, a Delaware corporation (the "Company"). The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC"). The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 1999, the Company owned and operated approximately 765,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 163 retail laundromats throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. The Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties.

All material intercompany accounts and transactions have been eliminated in consolidation.

Recognition of Revenues

The Company has agreements with various property owners that provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent
(percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash computed to be in the machines at the end of each fiscal year.

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $25.3 million, $21.8 million and $18.8 million, in 1999, 1998 and 1997, respectively.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  March 31
                                           1999                1998
                                   -------------------------------------

Laundry equipment                     $    11,785         $     9,524
Machine repair parts                        4,543               3,906
                                   =====================================
                                      $    16,328         $    13,430
                                   =====================================

Land, Property and Equipment

Property, equipment and leasehold improvements are carried at cost and are depreciated or amortized on a straight-line basis over the lesser of the estimated useful lives or lease life, whichever is shorter:

Laundry equipment, installation costs and fixtures         5 to 8 years
Leasehold improvements and decorating costs                5 to 8 years
Trucks and other vehicles                                  3 to 4 years

                      Coinmach Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

Goodwill and Contract Rights

Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from 15 to 20 years.

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations, are amortized on a straight-line basis over the period of expected benefit of approximately 15 years and are based on independent appraisals or present valued future cash flows at prevailing discount rates.

Management will evaluate the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

Advance Location Payments

Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

                      Coinmach Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company is required to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value.

If the derivative is a hedge that is eligible for special accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

                      Coinmach Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Currently, the Company's only exposure to derivatives is interest rate swap transactions (see Note 4b) and, therefore, the Company does not believe that SFAS No. 133 will have a significant impact on the earnings and financial position of the Company. The Company will adopt the Statement as required for its first quarterly filing of the year ending March 31, 2001.

Fiscal Year

On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March. The impact of this change in 1998 was not material to the financial statements taken as a whole. The year ended March 28, 1997, is referred to as "1997," and the years ended March 31, 1998 and 1999 are referred to as "1998" and "1999," respectively.

2. Business Combinations

a. The G&T Acquisition--1999

On June 5, 1998, the Company completed the acquisition (the "G&T Acquisition") of Gordon & Thomas Company, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses, and the assumption of certain liabilities. G&T operated approximately 36,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout New York and New Jersey. The excess of cost over net tangible assets acquired of approximately $50.2 million has been allocated to contract rights.

b. The Macke Acquisition

On March 2, 1998, the Company completed the acquisition of Macke Laundry Service Limited Partnership and substantially all of the assets of certain related entities (collectively "Macke") for an aggregate purchase price of approximately $213 million (the "Macke Acquisition"), excluding transaction expenses. Macke operated approximately 236,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout the United States. The excess of allocated cost over the net tangible assets acquired of approximately $135.9 million has been allocated to contract rights.

                      Coinmach Corporation and Subsidiaries

2. Business Combinations (continued)

c. The Kwik Wash Acquisition

On January 8, 1997, the Company completed the acquisition of 100% of the outstanding voting securities of each of KWL, Inc. ("KWL"), a Nevada corporation, and Kwik-Wash Laundries, Inc. ("Kwik Wash"), a Nevada corporation, for approximately $125 million in cash, excluding transaction expenses, and a $15 million promissory note issued by CLC (the "Kwik Wash Acquisition") which was repaid in 1998. KWL and Kwik Wash were the sole partners of Kwik Wash Laundries, L.P. (the "Kwik Wash Partnership"), a Texas limited partnership. The Kwik Wash Partnership, based in Dallas, Texas, provided coin-operated laundry equipment services to multi-family dwellings in Texas, Louisiana, Arkansas and Oklahoma and operated approximately 150 retail laundromats located throughout Texas at the time of the acquisition. The excess of cost over net tangible assets acquired was allocated to contract rights of approximately $123.3 million, goodwill of approximately $49.4 million and deferred taxes payable of approximately $49.4 million. Simultaneously with the acquisition, KWL, Kwik Wash and the Kwik Wash Partnership merged with and into the Company.

d. Other Acquisitions

During the 1999 fiscal year, the Company made acquisitions of several small route businesses for cash purchase prices aggregating approximately $39.5 million. The excess of cost over the net assets acquired amounted to approximately $33.1 million, of which approximately $26.7 million has been allocated to contract rights and approximately $6.4 million has been allocated to goodwill.

During the 1998 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $84 million, of which the Company paid approximately $81.8 million in cash and $2.3 million in promissory notes issued by the Company, which are included in other long-term debt. The excess of cost over the net assets acquired amounted to approximately $63.6 million, of which approximately $47.1 million has been allocated to contracts rights and approximately $16.5 million to goodwill.

                      Coinmach Corporation and Subsidiaries

2. Business Combinations (continued)

During the 1997 fiscal year, the Company made acquisitions of several small route businesses or assets of businesses with purchase prices aggregating approximately $26.3 million, of which the Company paid approximately $25.2 million in cash and $1.2 million in promissory notes issued by the Company which were repaid during 1999. The excess of cost over the net assets acquired amounted to approximately $12 million, of which approximately $7.9 million has been allocated to contract rights and approximately $4.1 million has been allocated to goodwill.

All acquisitions have been accounted for as purchases and, accordingly, assets and liabilities have been recorded at their estimated fair values at the dates of acquisition and the results of operations are included subsequent to that date.

The following table reflects unaudited pro forma combined results of operations of the Company, and the 1999 and 1998 acquired businesses described above, as if the acquisitions had taken place at the beginning of 1998:

                                           Year ended March 31
                                         1999               1998
                                 ------------------- ------------------

Revenues                            $   516,898         $   500,489
Net loss                                (11,884)            (18,395)

These unaudited pro forma results have been presented for comparative purposes only and include certain adjustments, such as increased interest expense on the related acquisition debt and additional amortization expense of intangible assets, offset by the capitalization of installation and decorating costs to conform to the accounting policy of the Company.

                      Coinmach Corporation and Subsidiaries

2. Business Combinations (continued)

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions described above been consummated at the beginning of 1998 or of the results of future operations of the combined companies under the ownership and management of the Company.

3. Receivables

Receivables consist of the following (in thousands):

                                                 March 31
                                          1999              1998
                                   -------------------------------------

Trade receivables                        $7,220           $6,215
Notes receivable                            469              759
Other                                     1,036            1,101
                                   -------------------------------------
                                          8,725            8,075
Allowance for doubtful accounts             618              325
                                   -------------------------------------
                                         $8,107           $7,750
                                   =====================================

Notes receivable, which arise from the construction of laundromats, bear interest at a weighted average rate of approximately 10% per annum and mature through 2004. The notes are collateralized by the underlying laundry equipment. The Company periodically sells notes receivable arising from the sale of laundromats to third party finance companies. Included in other receivables are finance reserves, which arise when the Company sells notes and a portion of the proceeds are retained by the finance company. As the notes are collected, the finance companies remit a portion of the collections to the Company. Many of the notes receivable are sold with recourse to the Company (see Note 8). Control of the notes sold with recourse is surrendered by the Company on the date of transfer. The Company generally sells its notes receivables with recourse at cost, recognizing no gain or loss.

                      Coinmach Corporation and Subsidiaries

4. Debt

Debt consists of the following (in thousands):

                                                      March 31
                                               1999              1998
                                         -----------------------------------

11-3/4% Senior Notes due 2005                 $296,655          $296,655
Premium on 11-3/4% Senior Notes, net             8,023             9,258
Credit facility indebtedness                   384,003           296,267
Obligations under capital leases                 4,291             4,475
Other long-term debt with varying
  terms and maturities                             792             1,303
                                         ===================================
                                              $693,764          $607,958
                                         ===================================

a. 11-3/4% Senior Notes

On October 8, 1997, the Company completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11-3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its then outstanding Series B 11-3/4% Senior Notes due 2005 (the "Series B Notes"). The gross proceeds from the Bond Offering were $109.875 million, of which $100 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. The premium is being amortized as a reduction of interest expense through November 2005. The Company used approximately $105.4 million of the net proceeds from the Bond
Offering  to  repay   indebtedness   outstanding   under  its  senior  financing
arrangement. On December 23, 1997, the Company commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its registered 11-3/4% Senior Notes due 2005 (the "11-3/4% Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

Interest on the 11-3/4% Senior Notes is payable semi-annually on May 15 and November 15. The 11-3/4% Senior Notes are redeemable at the option of the Company at any time after November 15, 2000 at a price equal to 105-7/8% declining to par if redeemed after November 15, 2002. The 11-3/4% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC.

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

In February 1997, the Company redeemed all of its outstanding 12-3/4% Senior Notes. In connection therewith, the Company recognized an extraordinary charge of $296,000 in 1997 (net of a tax benefit of $206,000).

b. Credit Facility

The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $35 million working capital revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $125 million acquisition revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (iii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and
(iv) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow on or prior to May 28, 1999 up to $12.5 million under the existing acquisition revolver for working capital purposes.

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

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

At March 31, 1999, the monthly variable LIBOR interest rate was approximately 4.94%.

The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 1999, as estimated by a dealer, was approximately $584,000 unfavorable and at March 31, 1998, it was approximately $217,000 favorable.

On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 1998, as estimated by a dealer, was approximately $47,000 favorable. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR rate to 5.515%. The new expiration date is November 15, 2002. The fair value of this swap transaction at March 31,1999, as estimated by a dealer, was approximately $203,000 unfavorable.

On April 7, 1998, the Company entered into a 31 monthly $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.75% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 1999, as estimated by a dealer, was approximately $633,000 unfavorable.

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

Indebtedness under the Amended and Restated Credit Facility is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, CLC pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the Amended and Restated Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 11-3/4% Senior Notes and the Amended and Restated Credit Facility limits the Company's ability to pay dividends.

Debt outstanding under the Amended and Restated Credit Facility as of March 31, 1999, consisted of the following (in thousands):

Term loan A, quarterly payments of $250,
   increasing to $5,000 on March 31, 2003
   and $12,500 on March 31, 2004 (Interest
   rate of approximately 7.19% at March 31, 1999)           $    73,750

Term loan B,  quarterly  payments of $500
   with the final  payment of $186,000 on
   June 30, 2005 (Interest rate of
   approximately 7.44% at March 31, 1999)                       198,000

Acquisition revolving line of credit                             94,646

Working capital revolving line of credit                         17,607
                                                           -----------------
                                                            $   384,003
                                                           =================

                      Coinmach Corporation and Subsidiaries

5. Retirement Savings Plans

The Company maintains several defined contribution plans meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

The Company made contributions for 1999, 1998 and 1997 to pension plans that cover its union employees. These plans provide defined benefits based on union members' earnings and period of coverage under the respective plans. However, in the event these plans terminate, or if the Company discontinues its participation in these plans, the Company may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

Contributions to all the plans for 1999, 1998 and 1997 amounted to approximately $339,000, $281,000 and $140,000, respectively.

The Company does not provide any other post-retirement benefits.

6. Income Taxes

The components of the Company's net deferred tax liabilities are as follows (in thousands):

                                                     March 31
                                              1999              1998
                                        -----------------------------------
Deferred tax liabilities:
   Accelerated tax depreciation
     and contract rights                      $95,882           $90,273
   Other, net                                   3,057             1,086
                                        -----------------------------------
                                               98,939            91,359
                                        -----------------------------------
Deferred tax assets:
   Net operating loss carryforwards            14,032            10,357
   Stock compensation expense                   1,460               982
   AMT credit                                   1,156                 -
   Covenant not to compete                        797               509
                                        -----------------------------------
                                               17,445            11,848
                                        -----------------------------------
                                              $81,494           $79,511
                                        ===================================

                      Coinmach Corporation and Subsidiaries

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These temporary differences arise primarily from the use of accelerated depreciation for tax purposes and straight-line depreciation for financial reporting purposes, and contract rights acquired which are not deductible for tax purposes.

The net operating loss carryforwards of approximately $34 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2019. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The benefit for income taxes consists of (in thousands):
                                                      Year ended
                        Year ended March 31            March 28
                       1999            1998              1997
                  --------------------------------------------------

Federal              $ (2,561)       $ (4,265)        $ (2,039)
State                    (518)         (1,069)            (474)
                  ==================================================
                     $ (3,079)       $ (5,334)        $ (2,513)
                  ==================================================

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                                                     Year ended
                                            Year ended March 31        March 28
                                             1999         1998          1997
                                        ----------------------------------------

Expected tax benefit                     $  (5,144)   $  (6,995)     $ (4,415)
State tax benefit, net of federal taxes       (314)        (690)         (308)
Permanent book/tax differences:
   Goodwill                                  2,552        2,289         1,100
   Stock compensation expense                    -            -           311
   Other                                      (173)          62           799
                                        ========================================
Tax provision/(benefit)                  $  (3,079)   $  (5,334)     $ (2,513)
                                        ========================================

                      Coinmach Corporation and Subsidiaries

7. Related Party Transactions

In July 1996, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $85,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of CLC were forgiven and have been accounted for as a stock-based compensation charge in 1999, 1998 and 1997, respectively.

During July and September 1996, CLC granted certain nonqualified stock options (the "Options") to certain members of management (collectively, the "1996 Option Holders") to purchase up to 739,437 shares of CLC common stock at 85% of the initial offering price of the CLC Common Stock. The Options vest in equal annual installments (20% vest on the date of grant and the remainder over a four year period) commencing on July 23, 1996, the effective date of the Offering.

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

During May and July 1998, the Company granted to certain employees 248,500 non-qualified stock options and 31,244 non-qualified stock options (collectively, the "1998 Options") to a director of the Company at exercise prices ranging from $22.31 to $23.05 per share. Such options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period).

The Company records the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period.

For the years 1999, 1998 and 1997 the Company recorded stock-based compensation charges of approximately $1,036,000, $1,176,000 and $798,000, respectively relating to the 1996 Options, the 1997 Options and the 1998 Options.

                      Coinmach Corporation and Subsidiaries

7. Related Party Transactions (continued)

To finance certain acquisitions and provide working capital, CLC advanced to the Company approximately $38.2 and $6.3 million net, during 1998 and 1997, respectively. Such advances are noninterest bearing and have no repayment terms.

In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each Payment Date. The balance of such loan of $400,000 and $450,000 is included in other assets as of March 31, 1999 and March 31, 1998, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum.

8. Commitments and Contingencies

Rental expense for all operating leases, which principally cover office facilities, laundromats and vehicles, was approximately $7,227, $4,483, and $2,307 for 1999, 1998 and 1997, respectively (in thousands).

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 1999 are as follows (in thousands):

                                    Capital         Operating
                               -----------------------------------

          2000                   $    2,224          $    6,141
          2001                        1,334               4,956
          2002                          612               3,576
          2003                          121               2,701
          2004                            -               2,085
          Thereafter                      -               5,529
                               -----------------------------------
          Total                  $    4,291          $   24,988
                               ===================================

                      Coinmach Corporation and Subsidiaries

8. Commitments and Contingencies (continued)

The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 1999 is approximately $1.5 million.

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 1999 and 1998 were approximately $4.9 million and $5.3 million, respectively.

The Company is party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming CLC and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of CLC who purchased or otherwise acquired CLC's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action seeks damages in unspecified amounts. Although the outcome of this proceeding cannot be predicted, based on the allegations contained in the complaint, management believes that the Federal Securities Action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In connection with insurance coverages, which include workers' compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

                      Coinmach Corporation and Subsidiaries

9. Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair value at March 31, 1999. The carrying amount and related estimated fair value for the Company's 11-3/4% Senior Notes at March 31, 1999 are as follows (in thousands):

                                                 Carrying        Estimated
                                                  Amount         Fair Value
                                            -----------------------------------
11-3/4% Senior Notes (including
   premium of $8,023)                         $   304,678       $   326,706

The fair value of the 11-3/4% Senior Notes is based on quoted market prices.