Form 10-Q
period 1999-06-30
COINMACH CORP
filed 1999-08-13
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 1999

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

As of the close of business on August 2, 1999, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                   Page No.
---------------------                                                   --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets-
        June 30, 1999 (Unaudited) and March 31, 1999                          3

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three Months Ended June 30, 1999 and 1998                             4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended June 30, 1999 and 1998                             5

        Notes to Condensed Consolidated Financial Statements (Unaudited)    6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8-13


PART II.

Other Information
-----------------

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults Upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     15


Signature Page                                                               16
--------------

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

ITEM 1.     Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)

                                                             June 30, 1999    March 31, 19991<F1>
                                                             -------------    ---------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents                                     $ 27,022           $ 26,515
Receivables, net                                                 7,790              8,107
Inventories                                                     16,920             16,328
Prepaid expenses                                                 6,731              6,480
Advance location payments                                       79,377             79,705
Land, property and equipment, net of accumulated
  depreciation of $136,742 and $123,337                        226,869            223,610
Contract rights, net of accumulated amortization of
  $78,534 and $70,602                                          405,231            413,014
Goodwill, net of accumulated amortization of $22,293
  and $20,318                                                  107,052            109,025
Other assets                                                    17,773             17,876
                                                              --------           --------
Total assets                                                  $894,765           $900,660
                                                               =======            =======

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable                                              $ 20,677           $ 20,478
Accrued rental payments                                         27,675             26,888
Accrued interest                                                 7,256             15,516
Other accrued expenses                                          12,764             13,366
Due to parent                                                   63,132             63,282
Deferred income taxes                                           80,202             81,494
11 3/4% Senior Notes                                           296,655            296,655
Premium on 11 3/4% Senior Notes, net                             7,715              8,023
Credit facility indebtedness                                   390,308            384,003
Other long-term debt                                             4,872              5,083

Stockholder's equity:
  Common stock and capital in excess of par value               41,391             41,391
  Receivables from management                                      (85)               (85)
  Accumulated deficit                                          (57,797)           (55,434)
                                                              --------            -------
Total stockholder's equity                                     (16,491)           (14,128)
                                                              ---------          --------
Total liabilities and stockholder's equity                    $894,765           $900,660
                                                              ========           ========

See accompanying notes.

-------
<F1> The March 31, 1999  balance  sheet has been  derived  from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                (In thousands of dollars, except per share data)



                                                          Three Months Ended
                                                          ------------------
                                                      June 30,        June 30,
                                                        1999             1998
                                                    -----------      -----------

REVENUES                                              $133,538        $117,934
COSTS AND EXPENSES:

         Laundry operating expenses                     87,211          77,568
         General and administrative expenses             2,043           1,971
         Depreciation and amortization                  29,936          26,843
         Stock-based compensation charge                   147             203
                                                      --------        --------
                                                       119,337         106,585
                                                      --------        --------

OPERATING INCOME                                        14,201          11,349

INTEREST EXPENSE, NET                                   16,717          15,543
                                                      --------         --------
LOSS BEFORE INCOME TAXES                                (2,516)         (4,194)
                                                      --------         --------
PROVISION (BENEFIT) FOR INCOME TAXES:

         Currently payable                               1,139             108
         Deferred                                       (1,292)         (1,256)
                                                      --------         --------
                                                          (153)         (1,148)
                                                      --------         --------

NET LOSS                                              $ (2,363)        $(3,046)
                                                      --------         --------


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                  June 30,            June 30,
                                                                                    1999                1998
                                                                                  --------            --------

OPERATING ACTIVITIES:
    Net loss                                                                      $ (2,363)            $(3,046)
    Adjustments to reconcile net loss to net cash
          provided by operating activities:
        Depreciation                                                                13,464              12,133
        Amortization of advance location payments                                    6,084               4,985
        Amortization of intangibles                                                 10,388               9,725
        Deferred income taxes                                                       (1,292)             (1,256)
        Amortization of premium on 11 3/4% Senior Notes                               (308)               (309)
        Amortization of debt discount and deferred issue costs                         432                 352
        Stock-based compensation                                                       147                 203

    Change in operating assets and liabilities, net of businesses acquired:
        Other assets                                                                  (840)               (504)
        Receivables, net                                                               317                (866)
        Inventories and prepaid expenses                                              (843)               (309)
        Accounts payable                                                               200                 (79)
        Accrued interest, net                                                       (8,260)             (8,388)
        Other accrued expenses, net                                                   (583)              2,546
                                                                                 ---------           ---------
    Net cash provided by operating activities                                       16,543              15,187
                                                                                 ---------           ---------

INVESTING ACTIVITIES:
   Additions to property and equipment                                             (16,201)            (15,481)
   Advance location payments to location owners                                     (5,126)             (5,276)
   Additions to net assets related to acquisitions of businesses                        -              (86,123)
                                                                                 ---------           ---------
   Net cash used in investing activities                                           (21,327)           (106,880)
                                                                                  --------            --------

FINANCING ACTIVITIES:
   Net proceeds from credit facility                                                6,305               93,294
   Net repayments to parent                                                          (172)                 (11)
   Net repayments of bank and other borrowings                                       (129)                (226)
   Principal payments on capitalized lease obligations                               (713)                (565)
   Deferred debt issue costs                                                         -                    (267)
                                                                                  -------              -------
       Net cash provided by financing activities                                    5,291               92,225
                                                                                  -------              -------
       Net increase in cash and cash equivalents                                      507                  532

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     26,515               22,451
                                                                                  -------               ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $27,022              $22,983
                                                                                   ======               ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Interest paid                                                                  $24,855              $24,307
                                                                                   ======               ======
   Income taxes paid                                                              $ 1,264              $   119
                                                                                   ======                =====

NON-CASH FINANCING ACTIVITIES:
   Acquisition of fixed assets through capital leases                             $   631              $   278
                                                                                   ======               ======

                      COINMACH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


1.  Description of Business

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 771,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 165 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company is a wholly-owned subsidiary of Coinmach Laundry
Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

2.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

         In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

3.  Debt

         At June 30, 1999, the Company had outstanding debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $271.0 million of term loans, and (c) approximately $119.3 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Amended and Restated Credit Facility"), which is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
(continued)


3.  Debt (continued)

Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, covenants and agreements, the Amended and Restated Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Amended and Restated Credit Facility limit Coinmach's ability to pay dividends. In May 1999, the lenders under the Amended and Restated Credit Facility gave their consent to permit the Company to borrow, on or prior to May 28, 1999, up to $12.5 million under the existing acquisition revolver for working capital purposes.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

General
-------

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. At June 30, 1999, the Company owned and operated approximately 771,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 165 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

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

         The Company's most significant revenue source is its route business, accounting for more than 85% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)
-------

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $3.1 million for the three months ended June 30, 1999 and $2.4 million for the three months ended June 30, 1998);
(ii) operating, maintaining and servicing retail laundromats (approximately $5.4 million for the three months ended June 30, 1999 and $4.8 million for the three months ended June 30, 1998); and (iii) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $10.2 million for the three months ended June 30, 1999 and $6.5 million for the three months ended June 30, 1998).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Comparison of the three-month periods ended June 30, 1999 and June 30, 1998

         Revenues increased by approximately $15.6 million or 13% for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period. This improvement in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $9.7 million of its revenue increase for the current three-month period is primarily due to the acquisition of Cleanco, Inc. and certain of its affiliates in May 1998 and the acquisition of all of the common stock of Gordon & Thomas Companies, Inc. in June 1998. In addition, the Company's installed machine base increased by approximately 6,500 machines from internal growth for each of the three-month periods ended June 30, 1999 and 1998. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 12% for the three-month period ended June 30, 1999 as compared to the prior year's corresponding period. This increase was due primarily to an increase in commission expense related to the improvement in revenue. However, as a percentage of revenues, laundry operating expenses were approximately 65.3% for the three-month period ended June 30, 1999 as compared to approximately 65.8% for the prior year's corresponding period. This change was primarily due to cost efficiencies related to the integration of the acquisitions noted above into the Company's operations.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

         General and administrative expenses increased slightly for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period. However, as a percentage of revenues, general and administrative expenses were approximately 1.5% for the current period as compared to approximately 1.7% for the prior year's corresponding period. This change was primarily due to cost efficiencies related to the integration of the acquisitions noted above into the Company's operations.

         Depreciation and amortization increased by approximately 12% for the three-month period ended June 30, 1999, as compared to the prior year's corresponding period, due primarily to contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 10.6% for the three-month period ended June 30, 1999, as compared to approximately 9.6% for the three-month period ended June 30, 1998. This change was primarily due to cost efficiencies related to the integration of the acquisitions noted above into the Company's operations.

         Interest   expense,   net,   increased  by  approximately  8%  for  the
three-month period ended June 30, 1999, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions mentioned above.

         The effective tax benefit rate decreased to approximately 6% for the current period from approximately 27% for the prior year's corresponding period. The lower effective tax benefit rate is the result of the greater impact that non-deductible amortization, which has remained constant, has when added back to losses before income taxes, which are lower than in corresponding periods.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for the stock-based compensation charges was approximately $44.3 million for the three months ended June 30, 1999, as compared to approximately $38.4 million for the corresponding period in 1998, representing an improvement of approximately 15%. EBITDA margins improved to approximately 33.2% for the three months ended June 30, 1999, compared to approximately 32.6% for the prior year's corresponding period. These increases are primarily the result of increased revenues and operating margins, as discussed above. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------

GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 1999, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $7.7 million) of approximately $691.8 million and stockholder's deficit of approximately $16.5 million.

         The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry services industry and to economic conditions in general will be limited.

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 30, 1999 were approximately $21.3 million. Of such amount, the Company spent approximately $5.4 million related to the net increase in the installed base of machines of approximately 6,500 machines. The balance of approximately $15.9 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, Coinmach is required to make monthly cash interest payments as required by the Amended and Restated Credit Facility and semi-annual cash interest payments on the Senior Notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions under the Amended and Restated Credit Facility or contained in the indenture governing the Senior Notes could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility or the indenture governing the Senior Notes.

         The Company's depreciation and amortization expenses (aggregating approximately $29.9 million for the three months ended June 30, 1999) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of 15 years.

         As part of its business strategy, the Company will continue to evaluate opportunities to acquire local, regional and multi-regional route businesses. There can be no assurance that the Company will find attractive acquisition candidates or effectively manage the integration of acquired businesses into its existing business. Additionally, the Company expects to utilize excess cash flows from operations primarily to reduce debt.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


Year 2000 Compliance
--------------------

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

         While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the operations of the Company. The cost of the year 2000 initiative is not expected to be material to the Company's results of operations, financial condition or cash flows.

Inflation and Seasonality
-------------------------

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

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

         The Company is also party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

ITEM 2.     Changes in Securities

            None

ITEM 3.     Defaults Upon Senior Securities

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None

ITEM 5.     Other Information

            None

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from
                             Exhibit 3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

                    3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

                    10.58    Promissory  Note,   dated   May  5, 1999, of
                             Mitchell Blatt in favor of Coinmach

                    27.1     Financial Data Schedule

             (b)    Reports on Form 8-K

                    None

                      COINMACH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COINMACH CORPORATION


Date: August 13, 1999           /s/    ROBERT M. DOYLE
                               -------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal
                                  Financial Officer)