Form 10-Q
period 1999-09-30
COINMACH CORP
filed 1999-11-15
CIK 91693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No . --- ---

As of the close of business on November 15, 1999, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                     COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I.

Financial Information                                                            Page No.
---------------------                                                            --------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets-
        September 30, 1999 (Unaudited) and March 31, 1999                              3

        Condensed Consolidated Statements of Operations (Unaudited) -
        Three Months Ended September 30, 1999 and September 30, 1998                   4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
        Three Months Ended September 30, 1999 and September 30, 1998                   5

        Notes to Condensed Consolidated Financial Statements (Unaudited)             6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                   8-13

PART II.

Other Information

Item 1. Legal Proceedings                                                              14

Item 2. Changes in Securities                                                          14

Item 3. Defaults Upon Senior Securities                                                14

Item 4. Submission of Matters to a Vote of Security Holders                            14

Item 5. Other Information                                                              14

Item 6. Exhibits and Reports on Form 8-K                                               15

Signature Page                                                                         16



                     COINMACH CORPORATION AND SUBSIDIARIES


PART I.           FINANCIAL INFORMATION
                  ---------------------

ITEM 1.           Financial Statements

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (In thousands of dollars)

                                                          September 30, 1999   March 31, 1999(1)
                                                          ------------------   ---------------
                                                               (unaudited)
ASSETS:
Cash and cash equivalents                                        25,893           $ 26,515
Receivables, net                                                  9,231              8,107
Inventories                                                      18,375             16,328
Prepaid expenses                                                  6,744              6,480
Advance location payments                                        79,423             79,705
Land, property and equipment, net of accumulated
  depreciation of $150,956 and $123,337                         230,341            223,610
Contract rights, net of accumulated amortization of
  $86,536 and $70,602                                           399,275            413,014
Goodwill, net of accumulated amortization of $24,285
  and $20,318                                                   105,192            109,025
Other assets                                                     16,708             17,876
                                                               --------           --------
Total assets                                                   $891,182           $900,660
                                                               ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable                                               $ 22,703           $ 20,478
Accrued rental payments                                          28,624             26,888
Accrued interest                                                 16,424             15,516
Other accrued expenses                                           13,666             13,366
Due to parent                                                    63,106             63,282
Deferred income taxes                                            78,248             81,494
11 3/4% Senior Notes                                            296,655            296,655
Premium on 11 3/4% Senior Notes, net                              7,406              8,023
Credit facility indebtedness                                    380,564            384,003
Other long-term debt                                              5,008              5,083

Stockholder's equity:
  Common stock and capital in excess of par value                41,391             41,391
  Receivables from management                                       (63)               (85)
  Accumulated deficit                                           (62,550)           (55,434)
                                                               --------            -------
Total stockholder's equity                                      (21,222)           (14,128)
                                                               ---------          ---------
Total liabilities and stockholder's equity                     $891,182           $900,660
                                                               ========           ========


See accompanying notes.
------

1. The March 31, 1999 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES




                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -----------------------------------------------
                                                             (UNAUDITED)
                                                             -----------
                                                      (In thousands of dollars)


                                                   Three Months Ended                  Six Months Ended
                                                   ------------------                  ----------------
                                              September 30,    September 30,    September 30,    September 30,
                                                 1999            1998              1999             1998
                                             ---------------  --------------    -------------    -------------

REVENUES                                        $130,060       $124,975           $263,598        $242,909

COSTS AND EXPENSES:

     Laundry operating expenses                   86,282         82,155            173,493         159,723
     General and administrative expenses           2,030          1,940              4,073           3,911
     Depreciation and amortization                30,630         28,250             60,566          55,093
     Stock-based compensation charge                 168            361                315             564
                                                 -------        -------            -------         -------
                                                 119,110        112,706            238,447         219,291
                                                 -------        -------            -------         -------

OPERATING INCOME                                  10,950         12,269             25,151          23,618

INTEREST EXPENSE, NET                             16,825         16,844             33,542          32,387
                                                 -------         ------             ------         -------
LOSS BEFORE INCOME TAXES                          (5,875)        (4,575)            (8,391)         (8,769)
                                                 --------        -------            -------         -------
PROVISION (BENEFIT) FOR INCOME TAXES:

         Currently payable                           872            139              2,011             246
         Deferred                                 (1,994)        (1,222)            (3,286)         (2,477)
                                                  -------        -------            -------         -------
                                                  (1,122)        (1,083)            (1,275)         (2,231)
                                                  -------        -------            -------         -------

NET LOSS                                         $(4,753)       $(3,492)           $(7,116)        ($6,538)
                                                 ========       ========           ========        ========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES




                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                      (In thousands of dollars)


                                                                               Six Months Ended
                                                                               ----------------
                                                                        September 30,      September 30,
                                                                            1999              1998
                                                                           ------            ------
OPERATING ACTIVITIES:
         Net loss                                                          $ (7,116)         $(6,538)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                    27,629           25,210
             Amortization of advance location payments                       12,166            9,919
             Amortization of intangibles                                     20,771           19,964
             Deferred income taxes                                           (3,286)          (2,477)
             Amortization of premium on 11 3/4% Senior Notes                    315              564
             Amortization of debt discount and deferred issue costs             869              761
             Stock-based compensation                                          (617)            (617)

         Change in operating assets and liabilities,
               net of businesses acquired:
             Other assets                                                      (353)            (664)
             Receivables, net                                                (1,124)              90
             Inventories and prepaid expenses                                (2,311)            (947)
             Accounts payable                                                 2,226              365
             Accrued interest, net                                              908              310
             Other accrued expenses, net                                       (531)           2,497
                                                                            --------         -------
         Net cash provided by operating activities                           49,546           48,437
                                                                             ------           ------

INVESTING ACTIVITIES:
         Additions to property and equipment                                 34,402          (32,842)
         Advance location payments to location owners                        10,421          (10,229)
         Additions to net assets related to acquisitions of businesses         -             (86,123)
                                                                           --------          --------
         Net cash used in investing activities                               44,823         (129,194)
                                                                             ------         ---------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                     (196)            (326)
         Net repayments to parent                                              (238)            (703)
         Net repayments of bank and other borrowings                              -             (227)
         Principal payments on capitalized lease obligations                 (3,439)          85,594
         Deferred debt issue costs                                           (1,472)          (1,227)
                                                                             -------          -------


             Net cash (used in) provided by financing activities             (5,345)          83,111
                                                                             -------          ------
             Net (decrease) increase in cash and cash equivalents              (622)           2,354

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               26,515           22,451
                                                                             ------           ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $25,893          $24,805
                                                                             ======           ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                      $32,472          $32,682
                                                                             ======           ======
         Income taxes paid                                                  $ 1,947          $   259
                                                                             ======          =======

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                $  1,593          $   915
                                                                            =======           ======

                      COINMACH CORPORATION AND SUBSIDIARIES



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   DESCRIPTION OF BUSINESS

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 781,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 75,000 locations on routes located throughout the United States and in 172 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1999.


3.   DEBT

         At September 30, 1999, the Company had outstanding debt consisting of
(a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $270.3 million of term loans, and (c) approximately $110.3 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Amended and Restated Credit Facility"), which is secured by all of the Company's real and personal property. Under the Amended and Restated Credit Facility, the

                      COINMACH CORPORATION AND SUBSIDIARIES




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(continued)


3.   DEBT (CONTINUED)

Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, warranties and agreements, the Amended and Restated Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances, transactions with affiliates and the Company's ability to pay dividends. Also, the indenture governing the Senior Notes contains restrictive covenants that similarly limit the Company's ability to, among other things, incur debt, pay dividends or make other distributions, make investments, create liens, enter into transactions with affiliates, and sell assets.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management as of the date of this report and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

General
-------

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. At September 30, 1999, the Company owned and operated approximately 781,000 washers and dryers in approximately 75,000 locations on routes throughout the United States and in 172 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its acquisition-related growth strategy, namely, high levels of amortization of contract rights and goodwill related to the addition of new machines and customers through acquisitions accounted for under the purchase method of accounting.

         The Company's most significant revenue source is its route business, accounting for more than 85% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the cost of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)
-------

         Other revenue sources for the Company include: (i) constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non- coin operated machines and parts, and selling service contracts (approximately $19.6 million for the six months ended September 30, 1999 and $14.5 million for the six months ended September 30, 1998); (ii) operating, maintaining and servicing retail laundromats (approximately $10.2 million for the six months ended September 30, 1999 and $9.4 million for the six months ended September 30, 1998); and (iii) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $6.7 million for the six months ended September 30, 1999 and $5.2 million for the six months ended September 30,
1998).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1999.

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Revenues increased by approximately $5.1 million or 4% for the three month period ended September 30, 1999, as compared to the prior year's corresponding period. Revenues increased by approximately $20.7 million or 9% for the six month period ended September 30, 1999, as compared to the prior year's corresponding period. These improvements in revenues resulted primarily from the Company's execution of its acquisition strategy and increased route revenues resulting from internal expansion. Based on the historical revenues of acquired businesses, the Company estimates that approximately $8.7 million of its revenue increase for the current six-month period is primarily due to the acquisition of Cleanco, Inc. and certain of its affiliates in May 1998 and the acquisition of Gordon & Thomas Companies, Inc. in June 1998. In addition, during the current six-month period, the Company's installed machine based increased by approximately 16,000 machines from internal growth as compared to an increase of approximately 15,600 machines during the prior year's corresponding period. Included in internal growth are acquisitions of small, local route operators and new customers secured by the Company's sales force.

         Laundry operating expenses increased by approximately 5% and 9% for the three and six month periods ended September 30, 1999 as compared to the prior year's corresponding periods. This increase was due primarily to an increase in commission expense related to the improvements in revenues. As a percentage of revenues, laundry operating expenses have remained relatively consistent at approximately 66% for each of the three and six month periods ended September 30, 1999 and September 30, 1998.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

         General and administrative expenses increased slightly for the three and six month periods ended September 30, 1999, as compared to the prior year's corresponding periods. However, as a percentage of revenues, general and administrative expenses remained constant at approximately 1.6% for each of the three and six month periods ended September 30, 1999 and September 30, 1998.

         Depreciation and amortization increased by approximately 8% and 10% for the three month and six month periods ended September 30, 1999, as compared to the prior year's corresponding periods, due primarily to contract rights and goodwill associated with the above-mentioned acquisitions, as well as an increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 8.4% and 9.5% for the three and six month periods ended September 30, 1999, as compared to approximately 9.8% and 9.7% for the three and six month periods ended September 30, 1998. This change was primarily due to increases in depreciation expense noted above.

         Interest expense, net, for the three month period ended September 30, 1999, remained relatively consistent with the prior year's corresponding period. Interest expense, net, increased by approximately 4% for the six month period ended September 30, 1999, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions mentioned above.

         The effective tax benefit rate decreased to approximately 15% for the six month period ended September 30, 1999 from approximately 25% for the prior year's corresponding period. The lower effective tax benefit rate is the result of the greater impact that non-deductible amortization, which has remained constant, has when added back to losses before income taxes, which are lower than in corresponding periods.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $86.0 million for the six months ended September 30, 1999, as compared to approximately $79.3 million for the corresponding period in 1998, representing an improvement of approximately 8%. EBITDA margins remained consistent at approximately 32.6% for both the six months ended September 30, 1999 and September 30, 1998. This increase is primarily the result of increased revenues, as discussed above. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At September 30, 1999, the Company had outstanding long-term debt (excluding the unamortized premium on the Senior Notes in an amount of approximately $7.4 million) of approximately $682.2 million and stockholder's deficit of approximately $21.2 million.

         The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the restrictive covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry services industry and to economic conditions in general will be limited.

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 30, 1999 were approximately $44.8 million. Of such amount, the Company spent approximately $13.9 million related to the net increase in the installed base of machines of approximately 16,000 machines. The balance of approximately $30.9 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations, to replace discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the Senior Notes and borrowings under the Amended and Restated Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions under the Amended and Restated Credit Facility or under the indenture governing the Senior Notes could, in either case, result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Amended and Restated Credit Facility or the indenture governing the Senior Notes.

         The Company's depreciation and amortization expenses (aggregating approximately $60.6 million for the six months ended September 30, 1999) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over a period of 15 years.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


Year 2000 Compliance
--------------------

         The "year 2000" or "Y2K" problem is the result of computer programs being written using two digits rather than four to define the applicable year. As a consequence, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company's comprehensive year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported.

         During the 1999 Fiscal Year, the Company assessed the year 2000 readiness of its information technology ("IT") and non-IT systems. The Company determined that it needed to modify significant portions of its IT systems so that such systems would function properly with respect to dates in the year 2000 and beyond. The Company has substantially completed its IT systems transformation and is currently verifying the year 2000 compliance of these systems.

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

         While the Company believes its planning efforts are adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the operations of the Company. The cost of the year 2000 initiative has not been material to the Company's results of operations, financial condition or cash flows and is not expected to be material in the foreseeable future.

Inflation and Seasonality
-------------------------

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES


PART II.          OTHER INFORMATION
                  -----------------

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


                                            COINMACH CORPORATION

Date: November 15, 1999                      /s/    ROBERT M. DOYLE
                                            -------------------------------
                                            Robert M. Doyle
                                            Senior Vice President and Chief
                                            Financial Officer (On behalf of
                                            registrant and as Principal
                                            Financial Officer)