Form 10-Q
period 1999-12-31
COINMACH CORP
filed 2000-02-15
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the period ended December 31, 1999

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

As of the close of business on February 14, 2000, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.

Financial Information                                                   Page No.
---------------------                                                   --------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
         December 31, 1999 (Unaudited) and March 31, 1999                      3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three and Nine Months Ended December 31, 1999 and 1998                4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended December 31, 1999 and 1998                          5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            14



PART II.

Other Information

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities                                                 15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16


Signature Page                                                               17
--------------

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
------    ---------------------


ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)

                                                                           December 31, 1999             March 31, 19991
                                                                           -----------------             --------------
                                                                               (Unaudited)

ASSETS:
Cash and cash equivalents                                                       $  28,022                    $  26,515
Receivables, net                                                                   10,072                        8,107
Inventories                                                                        19,563                       16,328
Prepaid expenses                                                                    7,648                        6,480
Advance location payments                                                          78,577                       79,705
Land, property and equipment, net of accumulated
  depreciation of $165,303 and $123,337                                           233,091                      223,610
Contract rights, net of accumulated amortization of
  $94,511 and $70,602                                                             392,971                      413,014
Goodwill, net of accumulated amortization of $26,268
  and $20,318                                                                     103,323                      109,025
Other assets                                                                       16,212                       17,876
                                                                                ---------                   ----------
Total assets                                                                     $889,479                     $900,660
                                                                                 ========                     ========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable                                                                 $ 23,979                     $ 20,478
Accrued rental payments                                                            29,026                       26,888
Accrued interest                                                                    8,120                       15,516
Other accrued expenses                                                             14,812                       13,366
Due to parent                                                                      63,091                       63,282
Deferred income taxes                                                              75,656                       81,494
11 3/4% Senior Notes                                                              296,655                      296,655
Premium on 11 3/4% Senior Notes, net                                                7,098                        8,023
Credit facility indebtedness                                                      392,135                      384,003
Other long-term debt                                                                4,976                        5,083

Stockholder's equity:
  Common stock and capital in excess of par value                                  41,391                       41,391
  Receivables from management                                                         (42)                         (85)
  Accumulated deficit                                                             (67,418)                     (55,434)
                                                                                 --------                      -------
Total stockholder's equity                                                        (26,069)                     (14,128)
                                                                                 ---------                    ---------
Total liabilities and stockholder's equity                                       $889,479                     $900,660
                                                                                 ========                     ========

See accompanying notes.
------
1. The  March  31,  1999  balance  sheet  has  been  derived  from  the  audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)



                                                            Three Months Ended                   Nine Months Ended
                                                      -------------------------------    -----------------------------

                                                        December 31,      December 31,    December 31,   December 31,
                                                            1999              1998           1999            1998
                                                      --------------      ------------    ------------   -------------

REVENUES                                                 $130,713           $130,736       $394,311         $373,645
COSTS AND EXPENSES:

         Laundry operating expenses                        87,597             85,738        261,090          245,461
         General and administrative expenses                2,039              1,986          6,112            5,897
         Depreciation and amortization                     30,730             28,847         91,296           83,940
         Stock-based compensation charge                      168                351            483              915
                                                         --------          ---------     ----------         --------
                                                          120,534            116,922        358,981          336,213
                                                          -------            -------       --------          -------

OPERATING INCOME                                           10,179             13,814         35,330           37,432

INTEREST EXPENSE, NET                                      17,021             16,878         50,563           49,265
                                                           ------            -------       --------           ------
LOSS BEFORE INCOME TAXES                                   (6,842)            (3,064)       (15,233)         (11,833)
                                                           -------            -------      ---------         --------
PROVISION (BENEFIT) FOR INCOME
TAXES:

         Currently payable                                    733                400          2,744              647
         Deferred                                          (2,707)              (828)        (5,993)          (3,306)
                                                           -------           --------     ----------          -------
                                                           (1,974)              (428)        (3,249)          (2,659)
                                                           -------           --------     ----------          -------

NET LOSS                                                  $(4,868)           $(2,636)      ($11,984)         $(9,174)
                                                          ========           ========      =========         ========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                                                                    Nine Months Ended
                                                                                          ----------------------------------------
                                                                                          December 31,               December 31,
                                                                                             1999                       1998
                                                                                          ------------               -------------
OPERATING ACTIVITIES:
         Net loss                                                                         $ (11,984)                  $(9,174)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                                    42,006                    38,580
             Amortization of advance location payments                                       18,102                    15,035
             Amortization of intangibles                                                     31,188                    30,325
             Deferred income taxes                                                           (5,993)                   (3,306)
             Amortization of premium on 11 3/4% Senior Notes                                   (925)                     (926)
             Amortization of debt discount and deferred issue costs                           1,245                     1,246
             Stock-based compensation                                                           483                       915

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                                      (786)                   (1,499)
             Receivables, net                                                                (1,965)                     (131)
             Inventories and prepaid expenses                                                (4,124)                   (1,240)
             Accounts payable                                                                 3,502                     1,278
             Accrued interest, net                                                           (7,396)                   (8,572)
             Other accrued expenses, net                                                       (569)                    2,242
                                                                                            --------                  -------
         Net cash provided by operating activities                                           62,784                    64,773
                                                                                             ------                    ------

INVESTING ACTIVITIES:
         Additions to property and equipment                                                (51,852)                  (45,718)
         Advance location payments to location owners                                       (14,880)                  (16,230)
         Additions to net assets related to acquisitions of businesses                         -                      (89,584)
                                                                                          ---------                   --------
         Net cash used in investing activities                                              (66,732)                 (151,532)
                                                                                           --------                  ---------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                                    8,132                    92,222
         Net repayments to parent                                                              (257)                   (1,218)
         Net repayments of bank and other borrowings                                           (260)                     (299)
         Principal payments on capitalized lease obligations                                 (2,160)                   (2,026)
         Deferred debt issue costs                                                             -                      (   381)
                                                                                           --------                   --------
             Net cash provided by financing activities                                        5,455                    88,298
                                                                                             ------                    ------
             Net increase in cash and cash equivalents                                        1,507                     1,539

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               26,515                    22,451
                                                                                            -------                    ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $28,022                   $23,990
                                                                                             ======                   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                                      $57,665                   $57,863
                                                                                             ======                    ======
         Income taxes paid                                                                  $ 2,366                  $    432
                                                                                             ======                   =======

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                                 $ 2,313                  $  1,372
                                                                                             ======                   =======


                      COINMACH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. The Company owns and operates approximately 786,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in over 75,000 locations on routes located throughout the United States and in 181 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.


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


3.  Debt

         At December 31, 1999, the Company had  outstanding  debt  consisting of
(a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $269.5 million of term loans, and (c) approximately $122.6 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, Coinmach Laundry

                      COINMACH CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (continued)


3.  Debt (continued)

has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, warranties and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances, transactions with affiliates and the Company's ability to pay dividends. Also, the indenture governing the Senior Notes contains restrictive covenants that similarly limit the Company's ability to, among other things, incur debt, pay dividends or make other distributions, make investments, create liens, enter into transactions with affiliates, and sell assets.

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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


General
-------

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. At December 31, 1999, the Company owned and operated approximately 786,000 washers and dryers in over 75,000 locations on routes throughout the United States and in 181 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's execution of its acquisition-related growth strategy, namely, high levels of amortization of contract rights and goodwill related to acquisitions accounted for under the purchase method of accounting.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


General (continued)
-------

         Other  revenue  sources  for  the  Company  include:  (i)  constructing complete turnkey retail laundromats, retrofitting retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $33.7 million for the nine months ended December 31, 1999 and $28.5 million for the nine months ended December 31, 1998); (ii) operating, maintaining and servicing retail laundromats (approximately $15.2 million for the nine months ended December 31, 1999 and $14.9 million for the nine months ended December 31, 1998); and (iii) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $10.2 million for the nine months ended December 31, 1999 and $8.1 million for the nine months ended December 31,
1998).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1999.

Comparison of the three and nine month periods ended December 31, 1999 and December 31, 1998

         Revenues increased by approximately $20.7 million or 6% for the nine month period ended December 31, 1999, as compared to the prior year's corresponding period. The improvement in revenues for the nine month period is attributable primarily to (i) increased route revenues resulting from internal expansion in an approximate amount of $13.1 million despite an estimated $1.5 million reduction in revenue in the south central region due to increased vandalism; (ii) increased revenues generated from the distribution business in an approximate amount of $5.2 million; and (iii) increased revenues generated from the rental business in an approximate amount of $2.1 million. Revenues remained unchanged for the three month period ended December 31, 1999, as compared to the prior year's corresponding period, due primarily to an improvement in route revenues which was offset by increased vandalism in the south central region, a decrease in distribution revenues of approximately $1.1 million and a decrease in retail laundromat revenues of approximately $0.5 million.

         Laundry operating expenses increased by approximately 2% and 6% for the three and nine month periods ended December 31, 1999, respectively, as compared to the prior year's corresponding periods. This increase was due primarily to
(i) an increase in commission expense and operating expenses related to the improvements in route revenues; (ii) cost of sales related to increased volume in the distribution business; and (iii) an increase in expenses related to growth in the rental business. As a percentage of revenues, laundry operating expenses have remained relatively constant at approximately 66% for each of the three and nine month periods ended December 31, 1999 and December 31, 1998.

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)
---------------------

         General and administrative expenses increased slightly for the three and nine month periods ended December 31, 1999, as compared to the prior year's corresponding periods. However, as a percentage of revenues, general and administrative expenses remained constant at approximately 1.6% for each of the three and nine month periods ended December 31, 1999 and December 31, 1998.

         Depreciation and amortization expense increased by approximately 7% and 9% for the three and nine month periods ended December 31, 1999, respectively, as compared to the prior year's corresponding periods, due to an increase in capital expenditures with respect to the Company's installed base of machines. The increase for the nine month period ended December 31, 1999 was also attributable to contract rights and goodwill associated with the above-mentioned acquisitions.

         Operating income margins were approximately 7.8% and 9.0% for the three and nine month periods ended December 31, 1999, as compared to approximately 10.6% and 10.0% for the three and nine month periods ended December 31, 1998. This change was primarily due to increases in depreciation and amortization expense noted above.

         Interest expense, net, for the three month period ended December 31, 1999, remained relatively consistent with the prior year's corresponding period. Interest expense, net, increased by approximately 3% for the nine month period ended December 31, 1999, as compared to the prior year's corresponding period, due primarily to increased borrowing levels under the Amended and Restated Credit Facility in connection with certain acquisitions mentioned above.

         The effective tax benefit rate for the nine month period ended December 31, 1999 remained relatively constant with the prior year's corresponding period.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $127.1 million for the nine months ended December 31, 1999, as compared to approximately $122.3 million for the corresponding period in 1998, representing an improvement of approximately 4%. The increase is primarily the result of increased revenues, as discussed above. EBITDA margins remained constant at approximately 32% for both the nine months ended December 31, 1999 and December 31, 1998. EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 1999, the Company had outstanding long-term debt (excluding the unamortized premium on the Senior Notes in an amount of approximately $7.1 million) of approximately $693.8 million and stockholder's deficit of approximately $26.1 million.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the nine months ended December 31, 1999 were approximately $66.7 million. Of such amount, the Company spent approximately $19.6 million related to the net increase in the installed base of machines of approximately 21,000 machines. The balance of approximately $47.1 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations, to replace discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

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

         The Company's depreciation and amortization expenses (aggregating approximately $91.3 million for the nine months ended December 31, 1999) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over a period of 15 years.

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

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Year 2000 Compliance
--------------------

         The "year 2000" or "Y2K" problem was the result of computer programs being written using two digits rather than four to define the applicable year. As a consequence, computer programs that had time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         The Company's comprehensive year 2000 initiative was managed by a team of internal staff and outside consultants. The team's activities were designed to ensure that there was no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions were fully supported. The Company has not experienced any significant disruptions in any of its systems on January 1, 2000 or at any time through the date of this report. The cost of the year 2000 initiative has not been material to the Company's results of operations, financial condition or cash flows and is not expected to be material in the foreseeable future.

         During the 1999 Fiscal Year, the Company assessed the year 2000 readiness of its information technology ("IT") and non-IT systems. The Company determined that it needed to modify significant portions of its IT systems so that such systems would function properly with respect to dates in the year 2000 and beyond. The Company completed its IT systems transformation and believes its IT and non-IT systems to be compliant.

         In addition, as part of its year 2000 initiative, the Company contacted its significant suppliers, customers and financial institutions to ensure that those parties had appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company assessed the extent to which its operations were vulnerable should those organizations fail to properly address their year 2000 readiness. As of the date of this report, the computer systems of those operations have not had a material adverse effect on the Company's operations. The Company will continue to contact its significant suppliers, customers and financial institutions to monitor and confirm that those parties are not anticipating any further Y2K contingencies during the remainder of the year.

         While the Company believes its planning efforts were adequate to address the year 2000 issue, there can be no guarantee that its computer systems or the computer systems of other companies on which the Company's systems and operations rely were converted on a timely basis and will not have a material adverse effect on the operations of the Company.


Inflation and Seasonality
-------------------------

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company has not experienced any material changes in reported market risks related to its borrowings since March 31, 1999, the end of its most recent fiscal year.

                      COINMACH CORPORATION AND SUBSIDIARIES


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

         On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Company's Common Stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. An amended complaint was filed on December 10, 1999 seeking damages in unspecified amounts. Although the outcome of this proceeding cannot be predicted, based on the allegations contained in the complaint and consultation with the Company's insurance carrier, management believes that the Federal Securities Action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

          On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming the Company and certain of its executive officers as defendants. Plaintiffs allege that the defendants are breaching their fiduciary duty to the Company's public shareholders by selling the Company for inadequate compensation. The matter has been stayed by agreement of the parties. On February 3, 2000, GRKC Holding Company, LLC, whose acquisition proposal was the subject of the lawsuit, withdrew its proposal to acquire the Company's common stock. Based on the allegations contained in the complaint and the withdrawal of the acquisition proposal, management believes that this action will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

           None

ITEM 3.    Defaults Upon Senior Securities

           Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

           None

                      COINMACH CORPORATION AND SUBSIDIARIES



ITEM 5.   Other Information

         On February 3, 2000, GRKC Holding Company, LLC announced the withdrawal of its proposal to acquire the common stock of Coinmach Laundry for $13.00 per share in cash, due to an inability to reach an agreement with an independent committee of the Coinmach Laundry's board of directors. The proposal was originally presented to the board of directors of Coinmach Laundry in October 1999.



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


                                            COINMACH CORPORATION

Date: February 14, 2000                     /s/    ROBERT M. DOYLE
                                               -------------------
                                               Robert M. Doyle
                                               Senior Vice President and
                                                 Chief Financial Officer
                                               (On behalf of registrant and
                                                 as Principal Financial Officer)