Form 10-K
period 2000-03-31
COINMACH CORP
filed 2000-06-29
CIK 91693

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 28, 2000, the registrant had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock").

         No market value can be determined for the Common Stock. See Item 5 of this Form 10-K Report.

                                     PART I


ITEM 1.  BUSINESS

         Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 2000.

Description of the Business

General

         Coinmach Corporation, a Delaware corporation (the "Company" or the "Registrant"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers (sometimes hereinafter referred to as "laundry machine" or "machines") in approximately 79,000 locations on routes located throughout the United States and in 184 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is also a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. The Company operates 184 retail laundromats throughout Texas and Arizona and provides laundromat services at all such locations. The Company also leases laundry equipment and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company believes that these non-core businesses, although not material to the Company's operations, provide a platform for expansion and diversification of the Company's services. See "Business - Description of Business - Complementary Operations."

         The Company maintains its headquarters in Roslyn, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

Business Strategy

         Commencing with Golder, Thoma, Cressey, Rauner Fund IV L.P.'s ("GTCR Fund IV") acquisition of an interest in the Company in January 1995, an integral component of the Company's business strategy had been growth through a combination of internal growth and selective acquisitions designed to increase the Company's machine base and to achieve economies of scale, increase its operating efficiencies and improve its financial performance. From January 1995 to June 1998, the Company pursued a strategy of rapid growth through acquisitions of local route operators, regional route operators and multi-regional route operators. The Company continued to expand its geographic presence to gain additional regional and multi-regional account opportunities with large multi-family housing property managers and owners. As a result, the Company has become the largest provider of outsourced laundry equipment services in the United States. At the present time, however, the number of significant acquisition opportunities is limited due in part to the Company's successful execution of its acquisition strategy over the past several years. Against this background of limited opportunities for significant acquisitions, and in an effort to preserve capital and reduce its level of indebtedness, the Company has determined to slow its rate of growth by acquisitions; however, the Company may pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. The Company believes that there are numerous private, family-owned businesses that often lack the financial resources to provide advance location payments, install new equipment, make laundry room improvements or otherwise compete effectively with larger independent operators such as the Company to secure new or existing contracts. Consequently, such independent operators, especially those which are undergoing generational ownership changes, continue to represent potential acquisition opportunities for the Company. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

Growth Strategy

         The Company's growth strategy is to increase operating cash flow and profitability through a combination of internal expansion and acquisitions. For information about the Company's growth through acquisitions, see "Business-Business Strategy" above.

Internal Expansion

              Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers in existing regions and increasing the number of locations with existing customers; (ii) converting owner-operated facilities to Company managed facilities, (iii) improving the net contribution per machine through operating efficiencies and selective price increases; and
(iv) pursuing additional growth opportunities presented by its leading market position and access to approximately six million individual housing units.

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

              Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provides the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. The Company regularly explores strategic alliances with vendors of products complementary to its customer base. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

         The industry is highly the capital intensive with the most significant capital costs incurred upon procurement of new leases and the renewal of existing leases. Initial costs may include replacing or repairing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements, which consist mainly of providing service and revenue collection, are minimal, since machines typically operate throughout the term of the contract under which they are installed, and variable costs are paid out of revenues collected from the machines.

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

         Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal on termination on approximately 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2000, the Company's leases have an average remaining life to maturity of approximately 47 months (without giving effect to automatic renewals).

         Service

         The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at its leased locations.

         The Company's Integrated Computer Systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

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

         Information Management

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

         Laundromat Equipment Distribution

         Super Laundry, a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits.

         Retail Laundromat Operations

         The Company operates 184 retail laundromats located throughout Texas and Arizona. The operation of the retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each retail laundromat and paying for utilities and related expenses.

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

Employees

         As of March 31, 2000, the Company employed 2,226 employees (including 355 laundromat attendants in the Company's retail laundromats in Texas and Arizona). In the Northeast region, 129 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

General Development of Business

         Coinmach Laundry was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of the Company, its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation and predecessor of the Company, merged (the "Solon Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the Merger, changed its name to Coinmach Corporation.

         The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina.

Credit Facility and Senior Notes

         In March 1998, the Company's credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $435 million of secured financing consisting of: (i) a $160 million revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25%; and (iii) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Senior Credit Facility."

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

Recent Developments

         On May 12, 2000, the Company's parent, Coinmach Laundry, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of GTCR Fund IV, the largest stockholder of Coinmach Laundry. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of
Coinmach Laundry's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into Coinmach Laundry. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, prior to expiration date of the Offer, that number of Shares which, when combined with the Shares owned by CLC Acquisition, result in CLC
Acquisition owning at least 51% of the outstanding Shares on the date of purchase. Upon consummation of the Merger, each Share not tendered in the Offer will be canceled and converted into the right to receive $14.25 net per Share in cash, without interest thereon.

         On May 26, 2000, CLC Acquisition announced its offer to purchase any and all Shares of Coinmach Laundry (except for certain Shares held by some members of management of Coinmach Laundry and GTCR Fund IV). The Offer period during which Shares may be tendered is scheduled to expire on July 3, 2000 (the "Expiration Date"), unless the Offer is extended. Assuming the conditions to the Offer are satisfied or waived, CLC Acquistion has determined to provide for a subsequent offering period commencing on July 5, 2000 and expiring on July 7, 2000, unless otherwise extended.

         Coinmach Laundry's board of directors, at a meeting held on May 12, 2000, by unanimous vote of all of the directors, based upon, among other things, the recommendation of its special committee (consisting of two independent or disinterested directors and their own financial and legal advisors), (i) determined that the Merger is advisable and that the terms of the Offer and the Merger are fair to, and in the best interests of, Coinmach Laundry and its stockholders, (ii) approved the Offer and the Merger and approved and adopted the Merger Agreement, and (iii) recommended that the stockholders of Coinmach Laundry accept the Offer.

         For more information concerning the Offer and the Merger, refer to Coinmach Laundry's Solicitation/Recommendation Statement in Schedule 14D-9 and CLC Acquisition's Tender Offer Statement on Schedule TO, in each case, as amended and initially filed with the Securities and Exchange Commission on May 26, 2000.

ITEM 2.  PROPERTIES

         As of March 31, 2000, the Company leased 59 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing.

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



ITEM 3.  LEGAL PROCEEDINGS

         On April 8, 1999, Sand v. Coinmach Laundry Corporation, et al., a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired Coinmach Laundry's Common Stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action seeks damages in unspecified amounts. On March 10, 2000, the Company filed a motion to dismiss the complaint and denied all of the allegations of wrongdoing asserted against it in the complaint. On April 10, 2000, the plaintiff filed a response to the Company's motion to dismiss. On May 16, 2000, the Company replied to the plaintiff's response. On June 1, 2000, the court dismissed the complaint in its entirety on the grounds that the applicable statute of limitations had passed prior to the date in which the complaint was filed.

         On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming Coinmach Laundry, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to Coinmach Laundry's public shareholders. The defendants' time to respond to the complaint has been adjourned indefinitely by agreement of the parties. See "Business, Recent Developments".

         The Company is party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financed condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Market Information

      There currently exists no established public trading market for the Common Stock, all of which is held beneficiall and of record by Coinmach Laundry.

         Holders

      As of March 31, 2000, there was one holder of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                          (in thousands, except ratios)

         The following table presents summary historical consolidated financial information of the Company. Such table includes the consolidated financial information for the years ended March 31, 2000 ("2000 Fiscal Year"), March 31, 1999 ("1999 Fiscal Year"), March 31, 1998 ("1998 Fiscal Year") and March 28, 1997 ("1997 Fiscal Year"), for the six month transition period ended March 29, 1996, and the period from April 5, 1995 to September 29, 1995. The financial data set forth below should be read in conjunction with the Company's audited historical combined and consolidated financial statements and the related notes thereto included in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.




                                                                                                  Ended March 29,
                                                         Year Ended                                  Six month
                                         ------------------------------------------------------  Transition Period    Period From
                                           March 31,      March 31,    March 31,     March 28,    Ended March 29,   April 5, 1995 to
                                             2000          1999           1998          1997           1996       September 29, 1995
                                          ----------    -----------   -----------   -----------  ---------------- ------------------
Operations Data:
  Revenues..............................  $527,079      $505,323      $324,887      $206,852         $89,070          $89,719
  Operating general and administrative
     expense............................   358,081       339,551       223,491       143,966          62,560           65,363
  Depreciation and amortization.........   123,002       113,448        75,453        46,316          18,212           18,423
  Operating income......................    45,344        51,204        24,682        14,802           8,298            3,733
  Interest expense......................    67,232        65,901        44,668        27,417          11,830           11,541
  Loss before extraordinary item........    16,079       (11,618)      (14,652)      (10,308)          2,534           (5,946)
  Net loss..............................    16,079       (11,618)      (14,652)      (10,604)        (11,459)          (5,946)

Balance Sheet Data (at end of period)
  Cash and cash equivalents.............   $23,174       $26,515       $22,451       $10,110         $19,723           $9,282
  Property and equipment, net...........   237,160       223,610       194,328       112,116          82,699           80,706
  Contract rights, net..................   384,680       413,014       366,762       180,557          59,745           63,801
  Advance location payments.............    77,212        79,705        74,026        38,472          20,320           19,772
  Goodwill, net.........................   101,253       109,025       110,424        95,771          44,071           45,071
  Total assets..........................   875,625       900,660       816,232       467,550         248,167          239,943
  Total debt(4).........................   683,819       685,741       598,700       329,278         202,765          176,415
  Stockholder's (deficit) equity........   (30,143)      (14,128)       (2,594)       11,973          (2,148)          13,783

Financial Information and Other Data:

  Cash flow provided by operating
    activities..........................    $90,743      $103,041       $58,686       $34,305         $12,100          $12,639
  Cash flow used for investing
    activities..........................    (88,404)     (181,665)     (350,875)     (196,698)        (14,162)         (13,114)
  Cash flow (used for) provided by
    financing activities................    (5,680)       82,688       304,530       152,780          12,503           (1,017)
  EBITDA(1).............................   168,998       165,772       101,396        62,886          26,510           24,356
  EBITDA margin(2)......................     32.1%         32.8%         31.2%         30.4%           29.8%            27.2%
  Capital expenditures(3)
   Growth capital expenditures..........   $25,272       $24,096       $21,119       $12,563              --               --
   Renewal capital expenditures.........    63,132        60,038        37,609        29,025         $14,219          $13,119
   Acquisition capital expenditures.....        --        97,531       294,996       171,455               -                -
                                           -------      --------      --------      --------         -------          -------
  Total Capital Expenditures............   $88,404      $181,665      $353,724      $213,043         $14,219          $13,119
                                           =======      ========      ========      =======          =======          =======

--------------------

(1) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA for the fiscal years ended March 31, 2000, March 31, 1999, March 31, 1998 and March 28, 1997 is before the deduction for the stock based compensation charges, and EBITDA for the period ending September 29, 1995 is before the deduction for restructuring costs. EBITDA is used by management and certain investors as an indication of a company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(2) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.

(3) Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. For the fiscal years ended March 31, 1998 and March 28, 1997, acquisition capital expenditures include approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by
     Coinmach Laundry related to certain acquisitions. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.

(4) Total debt at March 31, 2000, March 31, 1999 and March 31, 1998 does not include the premium, net, of $6,789, $8,023 and $9,258, respectively, recorded as a result of the issuance by Coinmach of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis pertains to the results of operations and financial position of the Company for the 2000 Fiscal Year, the 1999 Fiscal Year and the 1998 Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8.

General

         The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers in approximately 79,000 multi-family housing properties on routes throughout the United States and in 184 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

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

         The Company's most significant revenue source is its route business, accounting for approximately 85% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentage of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including, payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $13.9 million for the 2000 Fiscal Year and $11.1 million for the 1999 Fiscal Year); (ii) operating, maintaining and servicing retail laundromats (approximately $20.6 million for the 2000 Fiscal Year and $20.2 million for the 1999 Fiscal Year); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts (approximately $46.3 million for the 2000 Fiscal Year and $38.6 million for the 1999 Fiscal Year).

Results of Operations

         The  following  table  sets  forth  the  periods  indicated,   selected
statement of operations data and EBITDA margin, as percentages of revenue:

                                                       Year Ended March 31,
                                                  ------------------------------
                                                   2000        1999      1998
                                                  -------     ------    ------
Revenues......................................       100%        100%      100%
Laundry operating expenses....................      66.4        65.6      66.9
General and administrative expenses...........       1.5         1.6       1.9
Depreciation and amortization.................      23.3        22.5      23.2
Operating income..............................       8.6        10.1       7.6
Interest expense, net.........................      12.8        13.0      13.8
EBITDA margin.................................      32.1        32.8      31.2



Fiscal Year Ended March 31, 2000 Compared to the
  Fiscal Year Ended March 31, 1999

         Revenues increased by approximately 4% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. The improvement in revenues is attributable primarily to (i) increased route and retail laundromat business resulting from internal expansion of approximately $11 million, despite an estimated $2 million reduction in revenues in the South Central region due to excessive vandalism and increased retail laundromat competition in Texas; (ii) increased revenues generated from the distribution business of approximately $8 million; and (iii) increased revenues generated from the rental business of approximately $3 million.

         Laundry operating expenses increased by approximately 6% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. This increase was primarily the result of an increase in commission and operating expenses related to an improvement in route revenue as well as an increase in cost of sales related to higher volume in the distribution business and an increase in expenses associated with the expansion into new markets in the rental, retail laundromat and distribution businesses. As a percentage of revenues, laundry operating expenses have remained relatively constant at approximately 66% for the 2000 Fiscal Year and the 1999 Fiscal Year.

         General and administrative expenses increased nominally for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. However, as a percentage of revenues, general and administrative expenses remained constant at approximately 1.55% for the 2000 Fiscal Year and the 1999 Fiscal Year.

         Depreciation and amortization expense increased by approximately 8% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year, due in part to an increase in capital expenditures with respect to the Company's installed base of machines. The increase for the 2000 Fiscal Year was also attributable to contract rights and goodwill associated with acquisitions during the 1999 Fiscal Year.

         Interest expense, net, increased by approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year due primarily to increased borrowing levels under the Senior Credit Facility in connection with certain acquisitions made during the prior year.

         EBITDA(1) (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for stock-based compensation charges was approximately $169.0 million for the 2000 Fiscal Year as compared to approximately $165.8 million for the 1999 Fiscal Year, representing an improvement of approximately $3.2 million or 2%. The major sources of this EBITDA improvement were increases of approximately $2 million in route and retail laundromat business, and the remainder from the distribution business and the rental business. As mentioned above, the route and retail laundromat business was negatively impacted during the 2000 Fiscal Year by excessive vandalism in the South Central region and increased competition in the retail laundromat business in Texas. In addition, during the 2000 Fiscal Year, a new distribution office was opened in Southern California and the rental business was expanded into four new markets, which contributed to increased costs in the 2000 Fiscal Year.

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


--------
(1) EBITDA is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital expenditure requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         EBITDA  before  deduction  for  stock-based  compensation  charges  was
approximately   $165.8   million  for  the  1999  Fiscal  Year  as  compared  to
approximately $101.4 million for the 1998 Fiscal Year, representing an improvement of approximately 63%. EBITDA margins improved to approximately 32.8% of revenues for the current year compared to approximately 31.2% of revenues for the prior year. These increases were primarily due to the effect of cost efficiencies related to the consolidation of the above-mentioned acquisitions into the Company's operations, as well as internal growth.

         Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At March 31, 2000, the Company had outstanding long-term debt of approximately $683.8 million (excluding the premium, net, of approximately $6.8 million) and stockholder's deficit of approximately $30.1 million.

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

         Senior Credit Facility

         The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Senior Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $160 million revolving credit facility bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility bearing interest at an annual rate of LIBOR plus 2.25% and (iii) a $200 million Tranche B term loan facility bearing interest at an annual rate of LIBOR plus 2.50%. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million.

         On January 12, 2000, the Senior Credit Facility was amended to provide, among other things, that the $35 million working capital revolving credit facility and the $125 million acquisition revolving credit facility be combined into a single revolving credit facility without increasing the total aggregate amount of such revolving credit facility ($160 million), which revolving credit facility is available for general corporate purposes, including acquisitions.

         Interest on the Company's borrowings under the Senior Credit Facility is payable quarterly in arrears with respect to Base Rate Loans and the last day of each applicable interest period with respect to Eurodollar Loans and at a rate per annum no greater than the sum of the Applicable Base Rate Margin plus the Base Rate or the sum of the Applicable Eurodollar Margin plus the Eurodollar Rate (in each case, as defined in the Senior Credit Facility).

         At March 31, 2000, the monthly variable LIBOR interest rate was approximately 6.13%.

         To manage its exposure to fluctuations in interest rates, the Company entered into interest rate swap agreements, relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Senior Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.83% (the "March Swap Agreement"). On April 7, 1998, the Company entered into a 31 month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.75%. On September 15, 1998, the Company amended the March Swap Agreement to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002. The Company does not use derivative financial instruments for trading purposes.

         Indebtedness under the Senior Credit Facility is secured by all of the Company's real and personal property. Under the Senior Credit Facility, the Company has pledged to Bankers Trust, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company.

         The Senior Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of Coinmach Laundry or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of Coinmach Laundry or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Senior Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

         The Senior Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Senior Credit Facility when due; (ii) certain failures by the Company to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company in the performance or observance of the agreements or covenants under the Senior Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of certain of the Company's representations or warranties under the Senior Credit Facility; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 2000 Fiscal Year were approximately $91.3 million (including approximately $2.9 million relating to capital lease obligations). Of such amount, the Company spent approximately $25.3 million related to the net increase in the installed base of machines of 28,400 machines. The balance of approximately $63.1 million (which consists of machine expenditures, advance location payments and laundry room improvements) was used to maintain the existing machine base in current locations and through replacement of discontinued locations and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on acquisitions and the net increase in the installed based are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $65 million for the twelve months ending March 31, 2001. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. In connection with certain of the financing agreements governing the Company's indebtedness, the Company is required to make monthly cash interest payments as required by the Senior Credit Facility and semi-annual cash interest payments as required by the 11 3/4% Senior Notes.

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 11 3/4% Senior Notes and borrowings under the Senior Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the 11 3/4% Senior Notes or in the credit agreement evidencing the Senior Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility, or the indentures governing the 11 3/4% Senior Notes.

         Certain Accounting Treatment

         The Company's depreciation and amortization expenses, aggregating approximately $123.0 million for the 2000 Fiscal Year, have the effect of reducing net income but not operating cash flow. In accordance with generally accepted accounting principles generally accepted in the United States, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights", which costs are amortized over periods of up to 15 years.

Inflation and Seasonality

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the effects of inflation that may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 2000, the Company had approximately $57.0 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $1.1 million, assuming the amount outstanding was $57.0 million, the balance as of March 31, 2000. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

         On February 23, 1998, the Company entered into a 33-month $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under the Senior Credit Facility at 5.71%. On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.83%. On April 7, 1998, the Company entered into a 31-month, $75 million notional amount interest rate swap transaction with Bankers Trust to fix the monthly LIBOR interest rate under a portion of the Senior Credit Facility at 5.75%. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR interest rate to 5.515%. The new expiration date is November 15, 2002.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Directors

         The directors of the Company are listed on the table below which is followed by descriptions of all positions and offices held by such persons with the Company, the periods during which they have served as such and certain other information. The term of office of each director continues until the election of directors to be held at the next annual meeting of stockholders or until his successor has been elected. There is no family relationship between any director and any other director or executive officer of the Company. The information set forth below concerning such directors has been furnished by such directors.

             Name                         Title                        Age
            -----                        -------                       ----

Stephen R. Kerrigan         Chairman of the Board and Directo           46
Mitchell Blatt              Director                                    48
Robert M. Doyle             Director                                    43


         Mr. Kerrigan. Mr. Kerrigan has been Chief Executive Officer of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Kerrigan was President and Treasurer of Solon Automated Services, Inc. ("Solon") and Coinmach Laundry from April 1995 until April 1996, and Chief Executive Officer of TCC from January 1995 until November 1995. Mr. Kerrigan has been a director and Chairman of the Board of Coinmach Laundry since April 1995 and of Coinmach since November 1995. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P. from 1987 to 1994.

         Mr. Blatt. Mr. Blatt has been President and Chief Operating Officer of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt has been a director of Coinmach Laundry and Coinmach since November 1995. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.

         Mr. Doyle. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and Coinmach since November 1995. Mr. Doyle has been a director of Coinmach since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

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

         Name                         Title                                  Age
        -----                        -------                                ----

Stephen R. Kerrigan      Chairman of the Board and Chief                     46
                           Executive Officer
Mitchell Blatt           President, Chief Operating Officer                  48

Robert M. Doyle          Chief Financial Officer, Senior Vice President,     43
                            Treasurer, Secretary

John E. Denson           Senior Vice President                               62

Michael E. Stanky        Senior Vice President                               48


For information regarding Messrs. Kerrigan, Blatt and Doyle, see "-- Directors" above.
                                      -21-

         Mr. Denson. Mr. Denson has been Senior Vice President of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Denson was Senior Vice President, Finance of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

         Mr. Stanky. Mr. Stanky has been Senior Vice President of Coinmach Laundry since April 1996 and of Coinmach since November 1995. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon's South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") who had annual compensation in excess of $100,000 for all services rendered in all capacities for the fiscal years ended March 31, 1998, March 31, 1999 and March 31, 2000.


                                                         Annual                                     Long-term
                                                       Compensation                                 Compensation
                                       ----------------------------------------------     --------------------------------
                                                                                           Common Stock
                                                                       Other Annual        Underlying         All other
                                       Fiscal     Salary     Bonus     Compensation           Options        Compensation
Name and Principal Position             Year        ($)       ($)           ($)                (#)                ($)
----------------------------------     ------    -------    --------   -------------       ------------      ------------
Stephen R.  Kerrigan                    2000     350,000     400,000      115,956(1)           50,000          2,972(12)
   Chief Executive Officer              1999     350,000     400,000      121,740(2)           50,000          2,121(12)
                                        1998     350,000     400,000       83,870(3)             -             1,929(12)

Mitchell Blatt                          2000     300,000     250,000       66,281(4)           30,000          2,553(12)
   President, Chief Operating Officer   1999     300,773     150,000       65,575(5)           30,000          1,957(12)
                                        1998     268,530     280,000       62,680(6)          100,000          2,073(12)

Robert M.  Doyle                        2000     193,942     125,000       12,052(7)           20,000          2,124(12)
   Chief Financial Officer              1999     175,000      87,500           -               20,000          1,190(12)
                                        1998     169,438     175,000           -              100,000          2,030(12)

John E.  Denson                         2000     125,000      32,500       26,863(8)           10,000          1,456(12)
   Senior Vice President                1999     125,500      25,000       47,868(9)            5,000          1,359(12)
                                        1998     125,000      30,000       74,828(10)            -             1,586(12)

Michael E.  Stanky                      2000     175,000      87,500        3,526(11)          10,000          2,009(12)
   Senior Vice President                1999     175,000      87,500           -               10,000          1,928(12)
                                        1998     164,793     175,000           -              153,521          2,145(12)

------------
(1)  Includes $98,118 in forgiven indebtedness;  $3,750 in interest,  calculated at a rate of 7.5% per annum on a loan made by the Company to Mr.  Kerrigan;
     $12,660 in club membership fees; and $1,428 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(2) Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan;
     $4,265 in automobile allowance; $14,500 in club membership fees; and $1,107 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(3) Includes $45,393 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan;
     $26,593 for  reimbursement of certain  out-of-pocket  relocation  expenses;
     $3,643 in automobile allowances; $3,335 in club membership fees; and $1,156 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(4)  Includes $48,118 in forgiven indebtedness; $2,813 in automobile allowances;
     $14,050 in club membership fees; and $1,300 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(5)  Includes $48,118 in forgiven indebtedness; $3,312 in automobile allowances;
     $13,300 in club membership fees; and $845 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(6)  Includes $45,393 in forgiven indebtedness; $3,687 in automobile allowances;
     $12,700 in club membership fees; and $900 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(7)  Includes $10,259 in forgiven indebtedness; $1,213 in automobile allowances;
     and $580 in life  insurance  premiums  paid by the Company on behalf of Mr.
     Doyle.

(8) Includes $20,000 in forgiven indebtedness; $3,800 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson;
     $1,463 in automobile allowance; and $1,600 in life insurance premiums paid by the Company on behalf of Mr. Denson.






(9) Includes $20,000 in forgiven indebtedness; $5,700 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson;
     $19,577 for  reimbursement of certain  out-of-pocket  relocation  expenses;
     $1,525 in automobile allowances; and $1,066 in life insurance premiums paid by the Company on behalf of Mr. Denson.

(10) Includes  $7,600  in  imputed  interest,  calculated  at a rate of 9.5% per annum, on an interest free loan made by the Company to Mr. Denson;  $48,691 for reimbursement of certain  out-of-pocket  relocation  expenses;  $796 in automobile allowances;  $984 in life insurance premiums paid by the Company on behalf of Mr.  Denson;  and $16,757 in net proceeds from the exercise of options  and  sale of  2,457  underlying  shares  of  Common  Stock  in the
     Secondary  Offering in December 1997 (equal to the  difference  between the applicable  exercise  price  of such  options  and the  sale  price  of the underlying shares of Common Stock, net of commissions).

(11) Includes $2,455 in forgiven indebtedness; $243 in automobile allowance; and $828 in life insurance premiums paid by the Company on behalf of Mr.
     Stanky.

(12) Represents matching contributions made by the Company to the 401(k) Plan.



Employment Contracts

         Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert
M. Doyle. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Solon Merger, the obligations of TCC under the Senior Management Agreements were assumed by Coinmach and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provides for annual base salaries of $350,000, $300,000 and $200,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Board. During the fiscal year ended March 31, 2000, the Compensation Committee approved annual base salaries for each of Messrs.Kerrigan, Blatt and Doyle of $350,000 $300,000 and $200,000 respectively. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

         Employment Agreement of John E. Denson. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. During the fiscal year ended March 31, 2000, the Compensation Committee approved an annual base salary for Mr. Denson of $125,000. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $110,000 or his annual base salary then in effect.

         Employment Agreement of Michael E. Stanky. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the fiscal year ended March 31, 2000, the
Compensation Committee approved an annual base salary for Mr. Stanky of $175,000.


401(k) Savings Plan

         The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from

2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($10,500 in 2000). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% of the amount contributed to the 401(k) Plan by the respective eligible employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

         The Company made the following matching contributions during its fiscal year ended March 31, 2000 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,972; Mr. Blatt $2,553; Mr. Doyle $2,124; Mr. Denson $1,456; and Mr. Stanky $2,009.


Compensation of Directors

         Directors  receive no cash remuneration for their service as directors,
other  than   reimbursement  of  reasonable  travel  and  related  expenses  for attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended March 31, 2000, the Compensation Committee was composed of Dr. Arthur B. Laffer, Mr. Stephen G. Cerri and Mr. David A. Donnini. None of Dr. Laffer or Messrs. Cerri and Donnini have been an employee or officer of the Company or any of its subsidiaries. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR Fund IV. Dr. Laffer and Messrs. Donnini and Cerri are directors of Coinmach Laundry.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 31, 2000, the Company had 100 shares of Common Stock issued and outstanding, 100% of which was owned by Coinmach Laundry. The information in the following table sets forth, as of June 28, 2000, certain information with respect to the beneficial ownership of Coinmach Laundry's common stock by (a) each director, (b) each Named Executive Officer of the Company who is a stockholder, (c) each person known to the Company to own beneficially more than 5% of any class of voting stock of Coinmach Laundry, and (d) all directors and Named Executive Officers as a group. No director or executive officer of the Company owns any shares of Coinmach Laundry's Class B non-voting common stock. The Company believes that except as otherwise indicated, the beneficial holders listed below have sole voting and investment power regarding the shares of Coinmach Laundry's common stock owned by them.

                                       Amount and Nature of
      Beneficial Owner                 Beneficial Ownership  Percent of Class(1)
-------------------------------------- --------------------  ----------------

Golder, Thoma, Cressey, Rauner,              3,008,402            22.8%
Fund IV, L.P.
6100 Sears Tower
Chicago, IL  60606

Strong Capital Management, Inc.             1,927,425(2)          14.6%
100 Heritage Reserve
Menomonee Falls, WI  53051

Prudential Insurance Company of             1,100,800(3)          8.4%
America
751 Broad Street
Newark, NJ  07102-3777

                                       Amount and Nature of
      Beneficial Owner                 Beneficial Ownership  Percent of Class(1)
-------------------------------------- --------------------  ----------------

Robert Fleming, Inc.                         1,014,805(4)          7.7%
320 Park Avenue, 11th Floor
New York, NY  10022

Capital Guardian Trust Company                 615,300(5)          4.7%
333 South Hope Street, 52nd Flr.
Los Angeles, CA  90071

Dimensional Fund Advisors, Inc.                778,600(6)          5.9%

OFFICERS AND DIRECTORS

Stephen R. Kerrigan                            687,467(7)          5.21%

Mitchell Blatt                                 508,845(8)          3.86%

Robert M.  Doyle                               247,790(9)          1.88%

Michael E.  Stanky                             187,846(10)         1.42%

John E.  Denson                                 33,854(11)           *

Bruce V.  Rauner                             3,008,402(12)         22.8%

David A.  Donnini                            3,008,402(13)         22.8%

James N.  Chapman                               52,565(14)           *

Arthur B.  Laffer                               74,000(15)           *

Stephen G.  Cerri                               79,500(16)           *
                                            ----------             ----
All Officers and Directors as a              4,893,269(17)         35.1%
group (10 persons)


---------------------
* Percentage of shares beneficially owned does not exceed 1% of Common Stock outstanding.

(1) Share percentage ownership is rounded to nearest tenth of 1% and reflects the effect of dilution as a result of outstanding options to the extent such options are, or within 60 days from March 31, 2000 will become, exercisable. Shares underlying any option which was exercisable on March 31, 2000 or becomes exercisable within the 60 day period thereafter are deemed outstanding only for purposes of computing the share ownership and share ownership percentage of the holder of such option.

(2) Based on a report on Schedule 13G filed by Strong Capital Management, Inc. ("Strong") with the SEC on May 10, 2000. Strong has sole voting power as to 1,501,600 shares and sole investment power as to 1,927,425 shares.

(3) Based on a report on Schedule 13G/A filed by Prudential Insurance Company of America ("Prudential") with the SEC on January 31, 2000. Prudential has sole voting power as to 284,400 shares and shared voting power as to 816,400 shares. Prudential has sole investment power as to 284,400 shares and shared investment power as to 816,400 shares.

(4) Based on a report on Schedule 13G filed by Robert Fleming Inc. with the SEC on February 7, 2000.

(5) Based on a report on Schedule 13G filed by Capital Guardian Trust Company ("Capital") with the SEC as of December 31, 1999. Capital has sole voting power as to 494,100 shares and sole investment power as to 615,300 shares. Capital has disclaimed beneficial ownership of all shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.

(6) Based on a report on Schedule 13G filed by Dimensional Fund ("Dimensional") Advisors, Inc. with the SEC on February 4, 2000. Dimensional has sole voting power as to 778,600 shares and sole investment power as to 778,600 shares. Dimensional disclaims beneficial ownership of all such shares.

(7) Includes shares beneficially owned by MCS Capital, Inc. ("MCS"), a corporation controlled by Mr. Kerrigan. Includes shares underlying options held by MCS to purchase an aggregate of 308,098 shares of Common Stock at an exercise price of $11.90 per share, all of which options are currently exercisable. Includes shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 30,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (ii) 20,000 shares of Common Stock at an exercise price of approximately $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options held by Mr. Kerrigan to purchase an aggregate of (i) 20,000 shares of Common Stock at an exercise price of approximately $23.05 per share and
     (ii) 30,000 shares of Common Stock at an exercise price of approximately $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(8) Includes shares underlying options to purchase an aggregate of (i) 100,000 shares of Common Stock at an exercise price of $11.90 per share, (ii) 60,000 shares of Common Stock at an exercise price of $14.00 per share,
     (iii) 18,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iv) 12,000 shares of Common Stock at an exercise price of approximately $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 40,000 shares of Common Stock at an exercise price of $14.00 per share, (ii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 18,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(9) Includes shares underlying options to purchase an aggregate of (i) 151,890 shares of Common Stock at an exercise price of $11.90 per share, (ii) 12,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 8,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 20,000 shares of Common Stock at an exercise price of $11.90 per share, (ii) 8,000 shares of Common Stock at an exercise price of approximately $23.05 per share and (iii) 12,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are not currently exercisable nor become exercisable within the next 60 days.

(10) Includes shares underlying options to purchase an aggregate of (i) 103,521 shares of Common Stock at an exercise price of $11.90 per share, (ii) 50,000 shares of Common Stock at an exercise price of $14.00 per share,
     (iii) 6,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (iv) 4,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 4,000 shares of Common Stock at an exercise price of approximately $22.31 per share and (ii) 6,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(11) Includes shares underlying options to purchase an aggregate of (i) 26,299 shares of Common Stock at an exercise price of $11.90 per share, (ii) 3,000 shares of Common Stock at an exercise price of approximately $23.31 per share and (iii) 4,000 shares of Common Stock at an exercise price of $10.56 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of (i) 2,000 shares of Common Stock at an exercise price of approximately $23.31 per share and
     (ii) 6,000 shares of Common Stock at an exercise price of $10.56 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(12) All such shares are held by GTCR Fund IV, of which GTCR IV, L.P. ("GTCR IV"), is the general partner. Mr. Rauner is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Rauner disclaims beneficial ownership of such shares.

(13) All such shares are held by GTCR Fund IV, of which GTCR IV is the general partner. Mr. Donnini is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR IV. Mr. Donnini disclaims beneficial ownership of such shares.

(14) Includes shares underlying options to purchase an aggregate of (i) 28,756 shares of Common Stock at an exercise price of $11.90 per share, and (ii) 13,248 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 52,996 shares of Common Stock at an exercise price of approximately $11.69 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(15) Includes shares underlying options to purchase an aggregate of (i) 60,000 shares of Common Stock at an exercise price of $14.00 per share, and (ii) 14,000 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 21,000 shares of Common Stock at an exercise price of $11.69 per share, none of which options are currently exercisable nor become exercisable within the next 60 days.

(16) Represents shares underlying options to purchase an aggregate of (i) 60,000 shares of Common Stock at an exercise price of $14.00 per share, and (ii) 14,000 shares of Common Stock at an exercise price of approximately $11.69 per share, all of which options are currently exercisable. Does not include shares underlying options to purchase an aggregate of 21,000 shares of Common Stock at an exercise price of $11.69 per share and, none of which options are currently exercisable nor become exercisable within the next 60 days.

(17) In calculating the shares beneficially owned by executive officers and directors as a group, 3,008,402 shares of Common Stock owned by GTCR Fund IV and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once. In calculating the percentage of shares beneficially owned by executive officers and directors as a group, the shares of Common Stock underlying all options which are currently exercisable or become exercisable within the next 60 days are deemed outstanding.


Change of Control

         Pursuant to the terms of the Credit Agreement relating to the Senior Credit Facility, upon the occurrence of an Event of Default (as defined in such Credit Agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of Common Stock issued in Coinmach Laundry's name and pledged to such lenders by Coinmach Laundry pursuant to the terms and conditions of the Credit Agreement and the Holdings Pledge Agreement (as defined in the Credit Agreement).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management and Consulting Services

         During the last fiscal year, the Company paid Mr. Chapman, a director of the Company, $180,000 for general financial advisory and investment banking services.

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

Certain Loans to Members of Management

         As of June 28, 2000, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan) and Mr. Blatt owed the Company $395,257 and $275,257, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equaled $489,528 and $339,528, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes dated January 31, 1995 in the original principal amount of $140,000; (ii) two promissory notes dated July 26, 1995 in the original amount of $52,370; and (iii) two promissory notes dated May 3, 1996 in the original amount of $21,797. Each such note accrues interest at a rate of 8% per annum and was delivered to the Company in connection with the purchase of the Company's securities by MCS and Mr. Blatt. The promissory notes dated January 31, 1995 are payable in four equal annual installments commencing on January 31, 1996. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1996, respectively. During the 2000 Fiscal Year, the Company forgave the repayment of approximately (i) $45,393 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the fourth installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995, and (ii) $2,725 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the second installment of principal and interest owed by MCS and Mr. Blatt under the notes dated May 3, 1996. On May 5, 1999, the Company agreed to extend a loan of $250,000 to Mr. Blatt, which loan is evidenced by a promissory note providing, among other things, that such loan (i) be repaid in a single payment on the third anniversary of such loan and (ii) accrue interest at a rate of 8% per annum. A principal payment of $20,000 was made by Mr. Blatt on June 7, 1999. Such loan is also secured by a pledge of all the Common Stock held by Mr. Blatt.

Relocation Loans

         In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, Coinmach extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 ($350,000 of which is reflected in the $395,257 owed by Mr. Kerrigan to the Company as of June 28, 2000) and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan. The Company forgave an aggregate of $40,000 on the Denson Loan, $20,000 of which was forgiven during the 2000 Fiscal Year and $20,000 of which was forgiven during the 1999 Fiscal Year. The loan to Mr. Kerrigan (the "Kerrigan Loan") provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Board determined to extend the Kerrigan loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by Coinmach on such Payment Date. If Mr. Kerrigan ceases to be employed by Coinmach for a reason other than
(i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach, or (iii) cause (as defined in the Kerrigan
Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

         (a)  The following documents are filed as a part of this report:

              (1) Financial Statements -- see Index to Financial Statements
                  appearing on Page F-1.

              (2) Exhibits:


EXHIBIT
NUMBER                                DESCRIPTION
--------                              ------------

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

EXHIBIT
NUMBER                                DESCRIPTION
--------                              ------------

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

EXHIBIT
NUMBER                                DESCRIPTION
--------                              ------------


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

10.18 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number
         10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.19 Commitment Letter, dated November 22, 1996, from Bankers Trust Company ("Bankers Trust"), First Union Bank of North Carolina ("First Union") and Lehman Commercial Paper, Inc. ("Lehman"), addressed to Coinmach Laundry Corporation ("Coinmach Laundry") (incorporated by reference from exhibit 10.1 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

10.20 Stock Purchase Agreement, dated November 25, 1996, by and among Tamara Lynn Ford, Robert Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994, KWL, Inc., Kwik-Wash Laundries, Inc., Kwik Wash Laundries, L.P. and Coinmach (the "Stock Purchase Agreement") (incorporated by reference from exhibit 10.2 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

10.21 First Amendment to Stock Purchase Agreement, dated as of January 8, 1997 (incorporated by reference from exhibit 10.3 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

10.22 Registration Rights Agreement, dated as of March 14, 1997, between Coinmach and Atlanta Washer & Dryer Leasing, Inc. (incorporated by reference from exhibit 10.33 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.23 Amended and Restated Employment Agreement, dated as of June 1, 1996, by and between Coinmach and John E. Denson (incorporated by reference from exhibit 10.34 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.24 Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.2 Underwriting Agreement, dated July 17, 1996, by and among Coinmach Laundry and Lehman Brothers, Inc., Dillon, Read & Co., Inc., Lazard and Fieldstone (collectively, the "Representatives") (incorporated by reference from exhibit 10.36 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.26 Lock-Up Agreements, dated July 23, 1996, among Coinmach Laundry and the Representatives (incorporated by reference from exhibit 10.37 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.27 Promissory Note, dated January 8, 1997, of Coinmach Laundry in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994 (incorporated by reference from exhibit 10.38 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.28 Tax Cooperation Agreement, dated as of January 8, 1997, by and among Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc., Coinmach and the Sellers (incorporated by reference from exhibit 10.39 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.29 Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach (incorporated by reference from exhibit 10.40 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.30 Credit Agreement dated January 8, 1997, among Coinmach, the Lending Institutions listed therein, Bankers Trust, First Union and Lehman (incorporated by reference from exhibit 10.41 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.31 Tranche A Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, Bank of Scotland and Bank of Boston (incorporated by reference from exhibit 10.42 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.32 Tranche B Term Notes, each dated January 8, 1997, by Coinmach in favor of each of Bankers Trust, First Union, Lehman, Fleet National Bank, Heller, The Nippon Credit Bank, Ltd., Bank of Scotland, Bank of Boston, Massachusetts Mutual Life Insurance Company, Pilgrim America Prime Rate Trust, Prime Income Trust, The Ing Capital Senior Secured High Income
         Fund, L.P., and Merrill Lynch Senior Floating Rate Fund, Inc. (incorporated by reference from exhibit 10.43 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.33 Revolving Notes, each dated January 8, 1997, by Coinmach in favor of each of Bank of Boston, Bankers Trust, First Union, Lehman, Fleet National Bank, Heller, The Nippon Credit Bank, Ltd., Credit Lyonnais New York Branch, and Bank of Scotland (incorporated by reference from exhibit 10.44 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.34 Swing Line Note, dated January 8, 1997, in the principal amount of $5,000,000 in favor of Bankers Trust (incorporated by reference from exhibit 10.45 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.35 Holdings Pledge Agreement, dated January 8, 1997, made by Coinmach Laundry to Bankers Trust and Richard F. Enthoven, as Seller Agent (incorporated by reference from exhibit 10.46 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.36 Borrower Pledge Agreement, dated January 8, 1997, made by Coinmach to Bankers Trust (incorporated by reference from exhibit 10.47 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.37 Security Agreement, dated January 8, 1997, between Coinmach and Bankers Trust and the Assignment of Security Interest in United States Trademarks and Patents (incorporated by reference from exhibit 10.48 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

EXHIBIT
NUMBER                                DESCRIPTION
--------                              ------------

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

EXHIBIT
NUMBER                                DESCRIPTION
--------                              ------------

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

27.1     Financial Data Schedule

         (b)  Reports on Form 8-K.

                  During the year ended March 31, 2000, the Company did not file any reports on Form 8-K.

         (c)  Exhibits -- See (a)(2) above.

         (d)  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 28, 2000.

                             COINMACH CORPORATION


                             By:  /s/ STEPHEN R. KERRIGAN
                                ----------------------------------
                                Stephen R. Kerrigan
                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Date: June 28, 2000          By:  /s/ STEPHEN R. KERRIGAN
                                ----------------------------------
                                Stephen R. Kerrigan
                                Chairman of the Board of Directors and
                                Chief Executive Officer (Principal
                                   Executive Officer)



Date: June 28, 2000          By: /s/ MITCHELL BLATT
                                -----------------------------------
                                Mitchell Blatt
                                Director, President and Chief Operating Officer



Date: June 28, 2000          By:  /s/ ROBERT M. DOYLE
                                ------------------------------------
                                Robert M. Doyle
                                Chief Financial Officer, Senior Vice President Secretary and Treasurer
                                (Principal Financial and Accounting Officer)


Date: June 28, 2000          By: /s/ JOHN E. DENSON
                                ----------------------------------
                                John E. Denson
                                Senior Vice President - Corporate Development



Date: June 28, 2000          By: /s/ MICHAEL STANKY
                                ------------------------------------
                                Michael Stanky
                                Senior Vice President

XXX                      Coinmach Corporation and Subsidiaries

                   Index to Consolidated Financial Statements




Report of Independent Auditors............................................  F-1

As of March 31, 2000 and March 31, 1999:
   Consolidated Balance Sheets............................................  F-2

For the years ended March 31, 2000, 1999 and 1998:
   Consolidated Statements of Operations..................................  F-4
   Consolidated Statements of Stockholder's Equity........................  F-5
   Consolidated Statements of Cash Flows..................................  F-6

Notes to Consolidated Financial Statements................................  F-8

                         Reports of Independent Auditors

To the Board of Directors of
   Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                     /S/ ERNST & YOUNG

Melville, New York
May 17, 2000, except for paragraph 2 of Note 10, as to which the date is May 26, 2000

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)


                                                                                     March 31
                                                                              2000             1999
                                                                        -----------------------------------
Assets
Cash and cash equivalents                                                  $    23,174      $    26,515
Receivables, less allowance of $638 and $618                                    10,206            8,107
Inventories                                                                     17,770           16,328
Prepaid expenses                                                                 6,899            6,480
Advance location payments                                                       77,212           79,705
Land, property and equipment:
   Laundry equipment and fixtures                                              361,291          301,894
   Land, building and improvements                                              41,693           34,830
   Trucks and other vehicles                                                    13,819           10,223
                                                                        -----------------------------------
                                                                               416,803          346,947

   Less accumulated depreciation and amortization                             (179,643)        (123,337)
                                                                        -----------------------------------
Net property and equipment                                                     237,160          223,610


Contract rights, net of accumulated amortization
   of $102,307 and $70,602                                                     384,680          413,014
Goodwill, net of accumulated amortization
   of $28,248 and $20,318                                                      101,253          109,025
Other assets                                                                    17,271           17,876
                                                                        -----------------------------------
Total assets                                                               $   875,625      $   900,660
                                                                        ===================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousand of dollars)


                                                                                     March 31
                                                                              2000             1999
                                                                        -----------------------------------
Liabilities and stockholder's deficit
Accounts payable                                                           $    20,769      $    20,478
Accrued rental payments                                                         28,445           26,888
Accrued interest                                                                15,786           15,516
Other accrued expenses                                                          13,165           13,366
Due to parent                                                                   62,973           63,282
Deferred income taxes                                                           74,022           81,494
11-3/4% Senior Notes                                                           296,655          296,655
Premium on 11-3/4% Senior Notes, net                                             6,789            8,023
Credit facility indebtedness                                                   382,020          384,003
Other long-term debt                                                             5,144            5,083

Stockholder's deficit:
   Common stock, par value $.01:
     1,000 shares authorized, 100 shares issued and outstanding
                                                                                     -                -
Capital in excess of par value                                                  41,391           41,391
Accumulated deficit                                                            (71,513)         (55,434)
                                                                        -----------------------------------
                                                                        -----------------------------------
                                                                               (30,122)         (14,043)
Notes receivable from management                                                   (21)             (85)
                                                                        -----------------------------------
                                                                        -----------------------------------
Total stockholder's deficit                                                    (30,143)         (14,128)
                                                                        -----------------------------------
                                                                        -----------------------------------
Total liabilities and stockholder's deficit                                $   875,625      $   900,660
                                                                        ===================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Operations

                            (In thousands of dollars)



                                                                           Year ended March 31
                                                                 2000              1999              1998
                                                           -----------------------------------------------------
Revenues                                                      $   527,079       $   505,323       $   324,887

Costs and expenses:
   Laundry operating expenses                                     349,925           331,647           217,333
   General and administrative                                       8,156             7,904             6,158
   Depreciation and amortization                                  123,002           113,448            75,453
   Stock based compensation charge                                    652             1,120             1,261
                                                           -----------------------------------------------------
                                                                  481,735           454,119           300,205
                                                           -----------------------------------------------------

Operating income                                                   45,344            51,204            24,682

Interest expense, net                                              67,232            65,901            44,668
                                                           -----------------------------------------------------
Loss before income taxes                                          (21,888)          (14,697)          (19,986)
                                                           -----------------------------------------------------

Provision (benefit) for income taxes:
   Current                                                          1,743             1,264               299
   Deferred                                                        (7,552)           (4,343)           (5,633)
                                                           -----------------------------------------------------
                                                                   (5,809)           (3,079)           (5,334)
                                                           -----------------------------------------------------

Net loss                                                      $   (16,079)      $   (11,618)      $   (14,652)
                                                           =====================================================

See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                            (In thousands of dollars)


                                                                                                                         Total
                                                                       Capital in                       Receivables    Stockholder's
                                            Common        Common        Excess of      Accumulated         from        (Deficit)
                                            Stock          Stock        Par Value        Deficit        Management       Equity
                                        --------------------------------------------------------------------------------------------
Balance, March 28, 1997                     $     -        $     -      $  41,391      $  (29,164)        $  (254)     $   11,973
   Forgiveness of receivables
     from management                              -              -              -               -              85              85
   Net loss                                       -              -              -         (14,652)              -         (14,652)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 1998                           -              -         41,391         (43,816)           (169)         (2,594)
   Forgiveness of receivables
     from management                              -              -              -               -              84              84
   Net loss                                       -              -              -         (11,618)              -         (11,618)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 1999                           -              -         41,391         (55,434)            (85)        (14,128)
   Forgiveness of receivables
     from management                              -              -             -                -              64              64
   Net loss                                       -              -             -          (16,079)              -         (16,079)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2000                     $     -        $     -      $  41,391      $  (71,513)        $   (21)     $  (30,143)
                                        ============================================================================================

See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)



                                                                             Year ended March 31
                                                                   2000              1999             1998
                                                             -----------------------------------------------------
Operating activities
Net loss                                                       $    (16,079)    $     (11,618)    $    (14,652)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                   56,601            52,135           30,649
     Amortization of advance location payments                       24,622            20,339           11,280
     Amortization of intangibles                                     41,779            40,974           33,524
     Deferred income taxes                                           (7,552)           (4,343)          (5,633)
     Amortization of debt discount and
       deferred issue costs                                           1,681             1,730              996
     Amortization of premium on 11-3/4%
       Senior Notes                                                  (1,234)           (1,235)            (617)
     Stock based compensation                                           652             1,120            1,261
     Change in operating assets and liabilities, net of
       businesses acquired:
         Other assets                                                (2,733)           (1,463)          (3,026)
         Receivables, net                                            (2,099)              469            1,406
         Inventories and prepaid expenses                            (1,582)           (1,576)          (2,844)
         Accounts payable                                               292             3,327              714
         Accrued interest, net                                          270             1,052            4,281
         Other accrued expenses, net                                 (3,875)            2,130            1,347
                                                             -----------------------------------------------------
Net cash provided by operating activities                            90,743           103,041           58,686
                                                             -----------------------------------------------------

Investing activities
Additions to property and equipment                                 (69,317)          (62,082)         (42,468)
Advance location payments to location owners                        (19,087)          (22,052)         (13,330)
Additions to net assets related to acquisitions of
    businesses (net of promissory notes of $2,250 in 1998)
                                                                          -           (97,531)        (295,676)
Sales of property and equipment                                           -                 -              599
                                                             -----------------------------------------------------
Net cash used in investing activities                               (88,404)         (181,665)        (350,875)
                                                             -----------------------------------------------------

                      Coinmach Corporation and Subsidiaries

                            (In thousands of dollars)



                                                                             Year ended March 31
                                                                   2000             1999             1998
                                                              --------------------------------------------------
Financing activities
Net (repayments) proceeds from credit facility                    $   (1,983)    $   87,736       $   166,267
Net (repayments) advances from parent                                   (397)        (1,293)           38,180
Net (repayments) borrowings of bank and
   other borrowings                                                     (398)          (431)              396
Principal payments on capitalized lease obligations                   (2,902)        (2,894)           (1,173)
Deferred debt issuance costs                                               -           (430)           (9,013)
Proceeds from issuance of 11-3/4% senior notes                             -              -           109,875
                                                              --------------------------------------------------
Net cash (used in) provided by financing activities                   (5,680)        82,688           304,530
                                                              --------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (3,341)         4,064            12,341
Cash and cash equivalents, beginning of year                          26,515         22,451            10,110
                                                              --------------------------------------------------
Cash and cash equivalents, end of year                            $   23,174     $   26,515       $    22,451
                                                              ==================================================

Supplemental disclosure of cash flow information
Interest paid                                                     $   66,543     $   64,418       $    38,385
                                                              ==================================================
Income taxes paid                                                 $    2,829     $      477       $       358
                                                              ==================================================

Noncash financing activities
Acquisition of fixed assets through capital leases                $    3,361     $    2,307        $    1,111
                                                              ==================================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000


1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Coinmach Corporation and Subsidiaries, a Delaware corporation (the "Company"). The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC"). The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 2000, the Company owned and operated approximately 790,000 washers and dryers in approximately 79,000 locations on routes throughout the United States and in 184 retail laundromats throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. The Company also leases laundry equipment and other household appliances to corporate relocation entities, individuals, property owners and managers of multi-family housing properties.

All material intercompany accounts and transactions have been eliminated in consolidation.

Recognition of Revenues

The Company has agreements with various property owners that provide for the Company's installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent
(percentage of revenues) and fixed commission payments. The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year.

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations, including location identification, construction, plumbing, electrical wiring and all required permits. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Sales of laundromats amounted to approximately $29.1 million, $25.3 million and $21.8 million, in 2000, 1999 and 1998, respectively.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                             March 31
                                     2000                1999
                              ---------------------------------------

Laundry equipment                 $    13,273         $    11,785
Machine repair parts                    4,497               4,543
                              ---------------------------------------
                              ---------------------------------------
                                  $    17,770         $    16,328
                              =======================================

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

Management evaluates the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

Advance Location Payments

Advance location payments to location owners are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity, (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the requirement to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Company management believes that no impairment to its long-lived assets has occurred.

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

                      Coinmach Corporation and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Currently, the Company's only exposure to derivatives is interest rate swap transactions (see Note 4b) and, therefore, the Company does not believe that SFAS No. 133 will have a significant impact on the earnings and financial position of the Company. The Company will adopt the Statement as required for its first quarter filing of the year ending March 31, 2001.

Fiscal Year

On March 6, 1998, the Company changed its fiscal year end to the twelve consecutive months ending March 31. The Company's fiscal year had been the 52 or 53 week period ending on the last Friday in March. The impact of this change in 1998 was not material to the financial statements taken as a whole. The years ended March 31, 1998, 1999 and 2000 are referred to as "1998", "1999" and "2000," respectively.

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

b. The Macke Acquisition--1998

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

The following table reflects unaudited pro forma combined results of operations of the Company and the 1999 and 1998 acquired businesses described above, as if the acquisitions had taken place at the beginning of 1998 (in thousands):

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


3. Receivables

Receivables consist of the following (in thousands):

                                                     March 31
                                             2000              1999
                                       ------------------------------------

Trade receivables                          $  9,725           $7,220
Notes receivable                                257              469
Other                                           862            1,036
                                       ------------------------------------
                                             10,844            8,725
Allowance for doubtful accounts                 638              618
                                       ------------------------------------
                                           $ 10,206           $8,107
                                       ====================================

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

                      Coinmach Corporation and Subsidiaries

4. Debt

Debt consists of the following (in thousands):

                                                             March 31
                                                      2000              1999
                                                 -------------------------------

11-3/4% Senior Notes due 2005                      $  296,655          $296,655
Premium on 11-3/4% Senior Notes, net                    6,789             8,023
Credit facility indebtedness                          382,020           384,003
Obligations under capital leases                        4,748             4,291
Other long-term debt with varying terms
   and maturities                                         396               792
                                                 -------------------------------
                                                   $  690,608          $693,764
                                                 ===============================

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

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

b. Credit Facility

The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $435 million of secured financing consisting of: (i) a $160 million revolving credit facility currently bearing interest at an annual rate of LIBOR plus 1.75%; (ii) a $75 million Tranche A term loan facility currently bearing interest at an annual rate of LIBOR plus 2.25% and (iii) a $200 million Tranche B term loan facility currently bearing interest at an annual rate of LIBOR plus 2.50%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the working capital revolver and the acquisition revolver mature on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

On January 12, 2000, the Amended and Restated Credit Facility was further amended to provide, among other things, that the working capital revolving credit facility and the acquisition revolving credit facility be combined into a single revolving credit facility without increasing the total aggregate amount of such revolving credit facility ($160 million) which revolving credit facility is available for general corporate expenses, including acquisitions.

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

At March 31, 2000, the monthly variable LIBOR interest rate was approximately 6.13%.

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33 month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 2000, as estimated by a dealer, was approximately $328,000 unfavorable and at March 31, 1999, it was approximately $584,000 favorable.

On March 2, 1998, the Company entered into a 32 month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR rate to 5.515%. The new expiration date is November 15, 2002. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $5.1 million favorable and at March 31, 1999 it was approximately $203,000 unfavorable.

On April 7, 1998, the Company entered into a 31 monthly $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.75% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $308,000 unfavorable and at March 31, 1999 it was approximately $633,000 unfavorable.

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

                      Coinmach Corporation and Subsidiaries

4. Debt (continued)

Debt outstanding under the Amended and Restated Credit Facility consisted of the following (in thousands):

                                                                              March 31
                                                                       2000             1999
                                                                 -----------------------------------
Term loan A, quarterly payments of $250,
   increasing to $5,000 on March 31, 2003
   and $12,500 on March 31, 2004
   (Interest rate of approximately
   8.38% at March 31, 2000)
                                                                    $    72,750      $    73,750
Term loan B, quarterly payments of $500
   with the final  payment of $186,000 on
   June 30, 2005 (Interest rate of approximately
   8.63% at March 31, 2000)                                             196,000          198,000
Acquisition revolving line of credit                                          -           94,646
Working capital revolving line of credit                                113,270           17,607
                                                                 -----------------------------------
                                                                    $   382,020      $   384,003
                                                                 ===================================


5. Retirement Savings Plans

The Company maintains several defined contribution plans meeting the guidelines of Section 401(k) of the Internal Revenue Code. All of the plans require employees to meet certain age, employment status and minimum entry requirements as allowed by law.

The Company made contributions for 2000, 1999 and 1998 to pension plans that cover its union employees. These plans provide defined benefits based on union members' earnings and period of coverage under the respective plans. In the event these plans terminate, or if the Company discontinues its participation in these plans, the Company may be liable for a portion of the plans' unfunded vested benefits, the amounts of which, if any, have not been determined.

Contributions to all the plans for 2000, 1999 and 1998 amounted to approximately $395,000, $339,000 and $281,000, respectively.

The Company does not provide any other post-retirement benefits.

                      Coinmach Corporation and Subsidiaries

6. Income Taxes

The components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                              March 31
                                                                       2000              1999
                                                                 -----------------------------------
Deferred tax liabilities:
   Accelerated tax depreciation and contract rights                  $   92,493          $95,882
   Other, net                                                             2,624            3,057
                                                                 -----------------------------------
                                                                         95,117           98,939
                                                                 -----------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                      16,328           14,032
   Stock compensation expense                                             1,760            1,460
   AMT credit                                                             2,499            1,156
   Covenant not to compete                                                  508              797
                                                                 -----------------------------------
                                                                         21,095           17,445
                                                                 -----------------------------------
Net deferred tax liability                                           $   74,022          $81,494
                                                                 ===================================


The net operating loss carryforwards of approximately $40 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2001 through 2020. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The benefit for income taxes consists of (in thousands):

                                  Year ended March 31
                        2000            1999             1998
                    -------------------------------------------------

Federal               $ (4,841)       $ (2,561)       $ (4,265)
State                     (968)           (518)         (1,069)
                    -------------------------------------------------
                      $ (5,809)       $ (3,079)       $ (5,334)
                    =================================================

                      Coinmach Corporation and Subsidiaries

6. Income Taxes (continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                                            Year ended March 31
                                                  2000            1999             1998
                                             --------------------------------------------------
Expected tax benefit                           $   (7,839)      $  (5,144)      $  (6,995)
State tax benefit, net of federal taxes              (629)           (314)           (690)
Permanent book/tax differences:
   Goodwill                                         2,600           2,552           2,289
   Other                                               59            (173)             62
                                             --------------------------------------------------
Tax provision/(benefit)                        $   (5,809)      $  (3,079)      $  (5,334)
                                             ==================================================



7. Related Party Transactions

In July 1996, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997. In addition, approximately $85,000 of outstanding receivables relating to loans to management in connection with prior purchases of common stock of CLC were forgiven and have been accounted for as a stock-based compensation charge in 2000, 1999 and 1998, respectively.

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

                      Coinmach Corporation and Subsidiaries

7. Related Party Transactions (continued)

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

During May and July 1999, the Company granted 258,744 non-qualified options to certain directors and officers of the Company at prices ranging from $10.56 to $11.69 per share. Such options vest in equal installments (20% vest immediately on the date of grant and the remainder vest over a four year period).

On May 5, 1999, the Company repriced 197,000 nonqualified options previously granted to employees under the Plan such that the exercise price per share was changed from $22.31 to $14.00 per share. The repriced options otherwise remain governed in accordance with the terms and conditions set forth in the agreements pursuant to which such options were granted.

The Company records the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period.

For the years 2000, 1999 and 1998 the Company recorded stock-based compensation charges of approximately $588,000, $1,036,000 and $1,176,000, respectively relating to the options mentioned above.

To finance certain acquisitions and provide working capital, CLC advanced to the Company approximately $38.2 million net, during 1998. Such advances are noninterest bearing and have no repayment terms.

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

                      Coinmach Corporation and Subsidiaries

7. Related Party Transactions (continued)

The balance of such loan of $350,000 and $400,000 is included in other assets as of March 31, 2000 and March 31, 1999, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. The balance of such loan of $230,000 is included in other assets as of March 31, 2000.

8. Commitments and Contingencies

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $8,163, $7,227 and $4,483 for 2000, 1999 and 1998, respectively (in thousands).

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2000 are as follows (in thousands):

                                                   Capital         Operating
                                              ----------------  ----------------

2001                                            $     2,657       $     6,675
2002                                                  1,739             5,409
2003                                                    945             4,544
2004                                                     41             3,200
2005                                                      8             2,179
Thereafter                                                -             5,312
                                              ----------------  ----------------
Total minimum lease payments                          5,390       $    27,319
                                                                ================
Less amounts representing interest                      642
                                              ----------------
                                                $     4,748
                                              ================

The Company is contingently liable on receivables sold with recourse to finance companies. The total amount of such receivables outstanding as of March 31, 2000 is approximately $800,000.

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2000 and 1999 were approximately $3.4 million and $4.9 million, respectively.

                      Coinmach Corporation and Subsidiaries

8. Commitments and Contingencies (continued)

On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming CLC and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of CLC who purchased or otherwise acquired CLC's common stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action alleges that the defendants violated various securities laws and seeks damages in unspecified amounts. On June 1, 2000, the court dismissed the complaint in its entirety on grounds that the applicable statute of limitations had passed prior to the date on which the complaint was filed.

On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming CLC, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the CLC's public shareholders. The defendants' time to respond to the complaint has been adjourned indefinitely by mutual agreement of the parties (see Note 10).

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

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair value at March 31, 2000.

The carrying amount and related estimated fair value for the Company's 11-3/4% Senior Notes are as follows (in thousands):

                                                   Carrying      Estimated
                                                    Amount       Fair Value
                                                  ------------  ------------

11-3/4% Senior Notes at March 31, 2000              $303,444     $292,205
   (including premium of $6,789)
11-3/4% Senior Notes at March 31, 1999
   (including premium of $8,023)                    $304,678     $326,706

The fair value of the 11-3/4% Senior Notes is based on quoted market prices.


10. Subsequent Events

On May 12, 2000, the Company's parent, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cresscy, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of CLC's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn, prior to expiration date of Offer, that number of Shares which, when combined with the Shares owned by CLC Acquisition, result in CLC Acquisition owning at least 51% of the outstanding Shares on the date of purchase. Upon consummation of the Merger, each Share not tendered in the Offer will be canceled and converted into the right to receive an amount per Share equal to $14.25.

                      Coinmach Corporation and Subsidiaries

10. Subsequent Events (continued)

On May 26, 2000, CLC Acquisition announced its offer to purchase any and all Shares (except for certain Shares held by some members of management of the Company and GTCR Fund IV). The Offer period during which shares may be tendered is scheduled to expire on July 3, 2000 (the "Expiration Date"), unless extended. Assuming the conditions to the offer are satisfied or waived, the Company will provide for a subsequent offering period commencing on July 5, 2000 and expiring on July 7, 2000, unless extended. The Company reserves the right to extend the subsequent offering period for up to an additional 17 business days.

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