Form 10-Q
period 2000-06-30
COINMACH CORP
filed 2000-08-14
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended June 30, 2000

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

As of the close of business on August 10, 2000, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I

Financial Information                                                   Page No.
---------------------                                                   -------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
         June 30, 2000 (Unaudited) and March 31, 2000                        3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended June 30, 2000 and 1999                           4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended June 30, 2000 and 1999                           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6-7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-12


PART II

Other Information

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signature Page                                                                15

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)

                                                 June 30, 2000 March 31, 2000(1)
                                                 ------------- --------------
                                                           (Unaudited)
ASSETS:
Cash and cash equivalents                            $  24,577    $  23,174
Receivables, net                                        11,742       10,206
Inventories                                             16,812       17,770
Prepaid expenses                                         6,947        6,899
Advance location payments                               77,805       77,212
Land, property and equipment, net of accumulated
  depreciation of $194,844 and 179,643                 241,551      237,160
Contract rights, net of accumulated amortization of
  $117,444 and $102,307                                376,792      384,680
Goodwill, net of accumulated amortization of $29,546
  and $28,248                                           99,208      101,253
Other assets                                            17,831       17,271
                                                     ---------    ---------
Total assets                                         $ 873,265    $ 875,625
                                                     =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable                                     $  23,497    $  20,769
Accrued rental payments                                 30,019       28,445
Accrued interest                                         6,785       15,786
Other accrued expenses                                  12,473       13,165
Due to parent                                           62,868       62,973
Deferred income taxes                                   72,149       74,022
11 3/4% Senior Notes                                   296,655      296,655
Premium on 11 3/4% Senior Notes, net                     6,480        6,789
Credit facility indebtedness                           391,171      382,020
Other long-term debt                                     5,947        5,144

Stockholder's equity:
  Common stock and capital in excess of par value       41,391       41,391
  Receivables from management                             --            (21)
  Accumulated deficit                                  (76,170)     (71,513)
                                                     ---------    ---------
Total stockholder's equity                             (34,779)     (30,143)
                                                     ---------    ---------
Total liabilities and stockholder's equity           $ 873,265    $ 875,625
                                                     =========    =========


See accompanying notes.

------
1. The March 31, 2000 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------
                (In thousands of dollars, except per share data)



                                                         Three Months Ended
                                                  ------------------------------
                                                     June 30,          June 30,
                                                       2000              1999
                                                  --------------      ----------
REVENUES                                               $ 134,225      $ 133,538
COSTS AND EXPENSES:

         Laundry operating expenses                       89,844         87,211
         General and administrative expenses               2,056          2,043
         Depreciation and amortization                    31,557         29,936
         Stock-based compensation charge                      88            147
                                                       ---------      ---------
                                                         123,545        119,337
                                                       ---------      ---------

OPERATING INCOME                                          10,680         14,201

INTEREST EXPENSE, NET                                     16,661         16,717
                                                       ---------      ---------
LOSS BEFORE INCOME TAXES                                  (5,981)        (2,516)
                                                       ---------      ---------
PROVISION (BENEFIT) FOR INCOME TAXES:

         Currently payable                                   544          1,139
         Deferred                                         (1,873)        (1,292)
                                                       ---------      ---------
                                                          (1,329)          (153)
                                                       ---------      ---------

NET LOSS                                               $  (4,652)     $  (2,363)
                                                       =========      =========



See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                    June 30,    June 30,
                                                                                      2000       1999
                                                                                    --------    -------
OPERATING ACTIVITIES:
         Net loss                                                                  $ (4,652)   $ (2,363)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                            15,214      13,464
             Amortization of advance location payments                                6,122       6,084
             Amortization of intangibles                                             10,221      10,388
             Deferred income taxes                                                   (1,873)     (1,292)
             Amortization of premium on 11 3/4% Senior Notes                           (309)       (308)
             Amortization of debt discount and deferred issue costs                     431         432
             Stock-based compensation                                                    88         147

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                            (1,295)       (840)
             Receivables, net                                                        (1,536)        317
             Inventories and prepaid expenses                                           910        (843)
             Accounts payable                                                         2,728         200
             Accrued interest, net                                                   (9,001)     (8,260)
             Other accrued expenses, net                                                359        (583)
                                                                                   --------    --------
         Net cash provided by operating activities                                   17,407      16,543
                                                                                   --------    --------

INVESTING ACTIVITIES:
         Additions to property and equipment                                        (18,063)    (16,201)
         Advance location payments to location owners                                (6,210)     (5,126)
                                                                                   --------    --------
         Net cash used in investing activities                                      (24,273)    (21,327)
                                                                                   --------    --------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                            9,151       6,305
         Net repayments to parent                                                       (47)       (172)
         Net repayments of bank and other borrowings                                     (4)       (129)
         Principal payments on capitalized lease obligations                           (831)       (713)
                                                                                   --------    --------
             Net cash provided by financing activities                                8,269       5,291
                                                                                   --------    --------
             Net increase in cash and cash equivalents                                1,403         507

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       23,174      26,515
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 24,577    $ 27,022
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                             $ 25,772    $ 24,855
                                                                                   ========    ========
         Income taxes paid                                                         $    629    $  1,264
                                                                                   ========    ========

NONCASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                        $  1,534    $    631
                                                                                   ========    ========

                      COINMACH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Description of Business

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company owns and operates approximately 802,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 79,000 locations on routes located throughout the United States and in 182 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

3.   Debt

         At June 30, 2000, the Company had outstanding debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $268.0 million of term loans, and (c) approximately $123.2 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, the Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations,

                      COINMACH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (continued)


3.   Debt (continued)

covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Senior Credit Facility limit Coinmach's ability to pay dividends.

4.   Subsequent Events

         On May 12, 2000, the Company's parent, Coinmach Laundry, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of Coinmach Laundry. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of Coinmach Laundry's outstanding Common Stock and Non-Voting Common Stock, (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger) of CLC Acquisition with and into Coinmach Laundry.

         The period during which Shares could be tendered in the Offer expired on July 7, 2000. Approximately 99% of the outstanding Shares were either tendered in the Offer and not withdrawn or contributed to CLC Acquisition by certain members of management of the Company and GTCR Fund IV. Effective July 13, 2000, CLC Acquisition was merged with and into Coinmach Laundry pursuant to the terms of the Merger Agreement. Each Share not tendered in the Offer was canceled and converted into the right to receive an amount equal to $14.25 per Share in cash, without interest thereon.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

General

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries. At June 30, 2000, the Company owned and operated approximately 802,000 washers and dryers in approximately 79,000 locations on routes throughout the United States and in 182 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

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

         The Company's most significant revenue source is its route business, accounting for more than 84% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, the costs of sales associated with the equipment distribution business and certain expenses related to the operation of retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals (approximately $4.2 million for the three months ended June 30, 2000 and $3.1 million for the three months ended June 30, 1999);
(ii) operating, maintaining and

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)
-------

servicing retail laundromats  (approximately $5.1 million for the three months  ended June 30, 2000 and $5.4 million for the three months ended June 30,
1999); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $12.2 million for the three months ended June 30, 2000 and $12.0 million for the three months ended June 30, 1999).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Comparison of the three-month periods ended June 30, 2000 and June 30, 1999

         Revenues increased by approximately 1% for the three-month period ended June 30, 2000, as compared to the prior year's corresponding period. This improvement in revenues was due primarily to increased revenues generated from the Company's rental and distribution businesses, partially offset by a reduction in revenues from the retail laundromat business caused by increased competition in Texas.

         Laundry operating expenses increased by approximately 3% for the three-month period ended June 30, 2000 as compared to the prior year's corresponding period. This increase was due primarily to increases in cost of sales related to higher volume in the distribution business as well as costs associated with the expansion into new markets in the rental and retail laundromat businesses. As a percentage of revenues, laundry operating expenses were approximately 66.9% for the three-month period ended June 30, 2000 as compared to approximately 65.3% for the prior year's corresponding period.

         General and administrative expenses increased less than 1% for the three-month period ended June 30, 2000, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses remained constant at approximately 1.5%.

         Depreciation and amortization increased by approximately 5% for the three-month period ended June 30, 2000, as compared to the prior year's corresponding period, due primarily to an increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 8% for the three-month period ended June 30, 2000, as compared to approximately 11% for the three-month period ended June 30, 1999. The decrease in operating income margin was due primarily to increases in depreciation expense, as noted above.

         Interest expense, net, declined slightly for the three-month period ended June 30, 2000, as compared to the prior year's corresponding period, primarily because the borrowing levels under the Senior Credit Facility and other long-term debt remained approximately the same.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) before deduction for the stock-based compensation charges was approximately $42.3 million for the three months ended June 30, 2000, as compared to approximately $44.3 million for the corresponding period in 1999, representing a decrease of approximately 4.5%. EBITDA margins declined to approximately 31.5% for the three months ended June 30, 2000, compared to approximately 33.2% for the prior year's corresponding period. These decreases are primarily the result of increased operating expenses, as discussed above.

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

Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 2000, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $6.5 million) of approximately $693.8 million and stockholder's deficit of approximately $34.8 million.

         The Company's level of indebtedness will have several important effects on its future operations, including, but not limited to, the following: (a) a significant portion of the Company's cash flow from operations will be required to pay interest on its indebtedness; (b) the financial covenants contained in certain of the agreements governing the Company's indebtedness will require the Company to meet certain financial tests and may limit its ability to borrow additional funds or to dispose of assets; (c) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (d) the Company's ability to adapt to changes in the outsourced laundry services industry and to economic conditions in general could be limited.

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the three months ended June 30, 2000 of approximately $24.3 million (which consists primarily of machine expenditures, advance location payments and laundry room improvements) were used to maintain the existing machine base in current locations and through replacement of discontinued locations, growth in the installed base of machines and for general corporate

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

purposes. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed machine base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 11 3/4% Senior Notes and borrowings under the Senior Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indentures governing the 11 3/4% Senior Notes or in the credit agreement evidencing the Senior Credit Facility could result in an acceleration of all amounts due thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility or the indenture governing the 11 3/4% Senior Notes.

         The Company's depreciation and amortization expenses (aggregating approximately $31.6 million for the three months ended June 30, 2000) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of 15 years.

         An integral component of the Company's business strategy has been growth through a combination of internal growth and selective acquisitions designed to increase the Company's machine base and to achieve economies of scale, increase its operating efficiencies and improve its financial performance. While the Company continues to expand its machine base, at the present time, the Companye believes that the number of significant acquisition opportunities is limited due in part to the Company's successful execution of its acquisition strategy over the past several years. Against this background of limited opportunities for significant acquisitions, and in an effort to preserve capital and reduce its level of indebtedness, the Company has determined to slow its rate of growth by acquisitions; however, the Company may pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On April 8, 1999, Sand v. Coinmach Laundry Corporation, et. al, a purported class action securities fraud lawsuit, was filed in the Federal District Court for the Eastern District of New York (the "Federal Securities Action") naming the Company and certain of its executive officers as defendants. The Federal Securities Action was purportedly brought on behalf of all shareholders of the Company who purchased or otherwise acquired the Coinmach Laundry's Common Stock during the period August 6, 1997 to September 29, 1998. The complaint in the Federal Securities Action alleges violations of various federal securities laws, including misrepresentations of certain information about the Company. The complaint in the Federal Securities Action alleges that the defendants violated various federal securities laws and seeks damages in unspecified amounts. On March 10, 2000, the Company filed a motion to dismiss the complaint and denied all of the allegations of wrongdoing asserted against it in the complaint. On April 10, 2000, the plaintiff filed a response to the Company's motion to dismiss. On May 16, 2000, the Company replied to the plaintiff's response. On June 1, 2000, the court dismissed the complaint in its entirety on grounds that the applicable statute of limitations had passed prior to the date on which the complaint was filed.

         On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming Coinmach Laundry, Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of Coinmach Laundry's Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to Coinmach Laundry's public shareholders. The defendant's time to respond to the complaint has been adjourned indefinitely by agreement of the parties.

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

         None


ITEM 3.   Defaults Upon Senior Securities

          Not applicable


ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 5.  Other Information

         On May 12, 2000, the Company's parent, Coinmach Laundry, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of Coinmach Laundry. Pursuant to the Merger Agreement, CLC Acquisition agreed to acquire all of Coinmach Laundry's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the"Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into Coinmach Laundry.

         The period during which Shares could be tendered in the Offer expired on July 7, 2000. Approximately 99% of the outstanding Shares were either tendered in the Offer and not withdrawn or contributed to CLC Acquisition by certain members of management of the Company and GTCR Fund IV. Effective July 13, 2000, CLC Acquisition was merged with and into Coinmach Laundry pursuant to the terms of the Merger Agreement. Each share not tendered in the Offer was cancelled and converted into the right to receive an amount equal to $14.25 per share in cash, without interest thereon.


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


                               COINMACH CORPORATION

Date: August 14, 2000          /s/    ROBERT M. DOYLE
                               -------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer
                               (On behalf of registrant and as Principal
                                 Financial Officer)