Form 10-Q
period 2000-09-30
COINMACH CORP
filed 2000-11-14
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


{X}    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2000

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

As of the close of business on November 14, 2000, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.

FINANCIAL INFORMATION                                                                Page No.
                                                                                     -------
Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
         September 30, 2000 (Unaudited) and March 31, 2000                                 3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Quarter and Six Months Ended September 30, 2000 and September 30, 1999            4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended September 30, 2000 and September 30, 1999                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                  7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8-12


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings                                                                 13

Item 2. Changes in Securities                                                             13

Item 3. Defaults Upon Senior Securities                                                   13

Item 4. Submission of Matters to a Vote of Security Holders                               13

Item 5. Other Information                                                                 13

Item 6. Exhibits and Reports on Form 8-K                                                  13


SIGNATURE PAGE                                                                            14

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)



                                                              September 30, 2000       March 31, 2000(1)
                                                              ------------------       --------------
                                                                   Successor            Predecessor
                                                                  (Unaudited)

ASSETS:

Cash and cash equivalents                                           $ 23,876               $ 23,174
Receivables, net                                                      11,100                 10,206
Inventories                                                           14,474                 17,770
Prepaid expenses                                                       6,782                  6,899
Advance location payments                                             77,093                 77,212
Land, property and equipment, net of accumulated
  depreciation of $27,270 and $179,643                               272,899                237,160
Contract rights, net of accumulated amortization of
  $14,008 and $102,307                                               395,806                384,680
Goodwill, net of accumulated amortization of $6,955
  and $28,248                                                        220,865                101,253
Other assets                                                          15,434                 17,271
                                                                  ----------               --------
Total assets                                                      $1,038,329               $875,625
                                                                  ==========               ========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable                                                     $21,316               $ 20,769
Accrued rental payments                                               31,802                 28,445
Accrued interest                                                      15,383                 15,786
Other accrued expenses                                                14,115                 13,165
Deferred income taxes                                                 92,057                 74,022
11 3/4% Senior Notes                                                 296,655                296,655
Premium on 11 3/4% Senior Notes, net                                   6,172                  6,789
Credit facility indebtedness                                         386,936                382,020
Other long-term debt                                                   5,640                  5,144
Parent Company investment                                            133,330                 62,973

Stockholder's equity:
  Common stock and capital in excess of par value                     41,391                 41,391
  Receivables from management                                             --                    (21)
  Accumulated deficit                                                 (6,468)               (71,513)
                                                                  ----------               --------
Total stockholder's equity                                            34,923               (30,143)
                                                                  ----------               --------
Total liabilities and stockholder's equity                        $1,038,329               $875,625
                                                                  ==========               ========


See accompanying notes.



------
1. The March 31, 2000 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)



                                                                 Quarter Ended                     Six Months Ended
                                                      ---------------------------------    -----------------------------
                                                      September 30,       September 30,    September 30,   September 30,
                                                          2000                1999             2000            1999
                                                         ------              ------           ------           -----
                                                        Successor        Predecessor        Combined     Predecessor

REVENUES                                                 $128,332           $130,060        $262,557        $263,598

COSTS AND EXPENSES:
         Laundry operating expenses                        84,415             86,282         174,259         173,493
         General and administrative expenses                2,110              2,198           4,254           4,388
         Depreciation and amortization                     32,100             30,630          63,657          60,566
                                                         --------           --------        --------        --------
                                                          118,625            119,110         242,170         238,447
                                                         --------           --------        --------        --------

OPERATING INCOME                                            9,707             10,950          20,387          25,151

INTEREST EXPENSE, NET                                      17,008             16,825          33,669          33,542
                                                         --------           --------        --------        --------
LOSS BEFORE INCOME TAXES                                   (7,301)            (5,875)        (13,282)         (8,391)
                                                         --------           --------        --------        --------

NET BENEFIT FOR INCOM      E TAXES:                          (833)            (1,122)         (2,162)         (1,275)
                                                         --------           --------        --------        --------

NET LOSS                                                  $(6,468)           $(4,753)       $(11,120)        $(7,116)
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

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)



                                                                                                   Six Months Ended
                                                                                           ----------------------------------
                                                                                           September 30,        September 30,
                                                                                               2000                 1999
                                                                                              ------                -----
                                                                                             Combined            Predecessor

OPERATING ACTIVITIES:
         Net loss                                                                            $(11,120)            $ (7,116)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                                      30,373               27,629
             Amortization of advance location payments                                         12,254               12,166
             Amortization of intangibles                                                       21,030               20,771
             Deferred income taxes                                                             (2,676)              (3,286)
             Amortization of premium on 11 3/4% Senior Notes                                     (617)                (617)
             Amortization of debt discount and deferred issue costs                               860                  869
             Stock-based compensation                                                           -----                  315

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                                        (415)                (353)
             Receivables, net                                                                  (1,357)              (1,124)
             Inventories and prepaid expenses                                                    (516)              (2,311)
             Accounts payable                                                                     547                2,226
             Accrued interest, net                                                               (403)                 908
             Other accrued expenses, net                                                       (2,141)                (550)
                                                                                               ------               ------
         Net cash provided by operating activities                                             45,819               49,527
                                                                                               ------               ------

INVESTING ACTIVITIES:
         Additions to property and equipment                                                  (35,237)             (34,402)
         Advance location payments to location owners                                         (11,363)             (10,421)
                                                                                               ------               ------
         Net cash used in investing activities                                                (46,600)             (44,823)
                                                                                               ------               ------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                                      4,916               (3,439)
         Net repayments to parent                                                              (1,754)                (219)
         Net repayments of bank and other borrowings                                              (71)                (196)
         Principal payments on capitalized lease obligations                                   (1,608)              (1,472)
                                                                                               -------              -------
             Net cash provided by (used in) financing activities                                1,483               (5,326)
                                                                                               ------               -------
             Net  increase (decrease) in cash and cash equivalents                                702                 (622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 23,174               26,515
                                                                                               ------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $23,876              $25,893
                                                                                              =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                                        $33,834              $32,472
                                                                                              =======              =======
         Income taxes paid                                                                    $ 1,519              $ 1,947
                                                                                              =======              =======

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                                   $ 2,175              $ 1,593
                                                                                              =======              =======

                      COINMACH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company owns and operates approximately 816,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations on routes located throughout the United States and in 183 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.


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

         As more fully described in Note 4, the Company's parent, Coinmach Laundry, in connection with a going-private transaction (the "Transaction"), completed a merger on July 13, 2000 with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation. The Transaction was accounted for using the purchase method of accounting and, according to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on preliminary independent appraisals, evaluations, estimations and other studies. The purchase price exceeded the fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed by approximately $ 130 million, which was allocated to goodwill.

         References to the "Successor" period refer to the Company subsequent to the date of the Transaction, while references to the "Predecessor" period refer to prior periods. As a result of the Transaction, the combined consolidated financial statements for the Successor are presented on a different basis of accounting than that for the Predecessor and, therefore, are not entirely comparable.

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


2.  Basis of Presentation (continued)

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


3.  Debt

         At September 30, 2000, the Company had  outstanding  debt consisting of
(a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $267.3 million of term loans, and (c) approximately $119.7 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, the Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Senior Credit Facility limit Coinmach's ability to pay dividends.


4.  Recent Developments

         On May 12, 2000, the Company's parent, Coinmach Laundry, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition, a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of Coinmach Laundry. Pursuant to the Merger Agreement, CLC Acquisition acquired all of Coinmach Laundry's outstanding Common Stock and Non-Voting Common Stock, (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger) of CLC Acquisition with and into Coinmach Laundry.

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

General

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

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries. At September 30, 2000, the Company owned and operated approximately 816,000 washers and dryers in approximately 80,000 locations on routes throughout the United States and in 183 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)
-------

multi-family housing properties and individuals (approximately $8.5 million for the six months ended September 30, 2000 and $6.7 million for the six months ended September 30, 1999); (ii) operating, maintaining and servicing retail laundromats (approximately $10.0 million for the six months ended September 30, 2000 and $10.2 million for the six months ended September 30, 1999); and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts (approximately $21.0 million for the six months ended September 30, 2000 and $23.8 million for the six months ended September 30, 1999).

Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

Comparison of the three and six-month periods ended September 30, 2000 and September 30, 1999

         Revenues decreased by approximately $1.7 million or 1% for the three month period ended September 30, 2000, as compared to the prior year's corresponding period. The decline in revenue for the quarter was due primarily to decreased revenues of approximately $3.1 million generated from the distribution business during the same period. This decline in revenue for the quarter was offset partially by an increase in revenues generated from the rental business of approximately $0.7 million and from the route business of approximately $0.6 million.

         Revenues decreased by approximately $1.0 million or less than 1% for the six-month period ended September 30, 2000, as compared to the prior year's corresponding period. The decline in revenue for the six-month period was due primarily to decreased revenues generated from the distribution business of approximately $2.9 million during the same period. This decrease was offset partially by an increase in revenues for the quarter of approximately $1.8 million generated from the rental business.

         Laundry operating expenses decreased by approximately 2% for the three-month period ended September 30, 2000, as compared to the prior year's corresponding period. The decrease in laundry operating expenses for the quarter was due to a decrease in cost of sales resulting from reduced sales in the distribution business. This decrease in operating expenses partially offset additional costs associated with the expansion into new markets in the rental business.

         Laundry operating expenses increased by less than 1% for the six-month period ended September 30, 2000 as compared to the prior year's corresponding period. The increase in laundry operating expenses for the six-month period was due primarily to costs associated with the expansion into new markets in the rental business. As a percentage of revenues, laundry operating expenses were

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
--------------------

approximately 66% for each of the three and six-month periods ended September 30, 2000 and the three and six-month periods ended September 30, 1999.

         General and administrative expenses decreased by approximately 4% for the three month period ended September 30, 2000, as compared to the prior year's corresponding period. General and administrative expenses decreased by approximately 3% for the six-month period ended September 30, 2000, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses remained constant at approximately 1.6% for each of the three and six month periods ended September 30, 2000 and September 30, 1999.

         Depreciation and amortization increased by approximately 5% for the three-month period ended September 30, 2000, as compared to the prior year's corresponding period. Depreciation and amortization increased by approximately 5% for the six-month period ended September 30, 2000, as compared to the prior year's corresponding period. The increase for both the three and six-month periods was primarily due to an increase in capital expenditures with respect to the Company's installed base of machines.

         Operating income margins were approximately 7.6% and 7.8% for the three and six-month periods ended September 30, 2000, as compared to approximately 8.4% and 9.5% for the three and six- month periods ended September 30, 1999. The decrease in operating income margin for the three and six-month periods was primarily due to increases in depreciation and amortization expense.

         Interest expense, net, increased by approximately 1% for both the three and six-month periods ended September 30, 2000, as compared to the prior year's corresponding periods, primarily because the borrowing levels under the Senior Credit Facility and other long-term debt increased slightly as compared to the previous periods as well as due to an increase in interest rates.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) was approximately $41.8 million for the three months ended September 30, 2000, as compared to approximately $41.6 million for the corresponding period in 1999, representing an increase of approximately 1%. EBITDA margins increased to approximately 32.6% for the three months ended September 30, 2000, compared to approximately 32.0% for the prior year's corresponding period. These decreases are primarily the result of decreased operating expenses.

         EBITDA was approximately $84.0 million for the six months ended September 30, 2000, as compared to approximately $85.7 million for the corresponding period in 1999, representing a decrease of approximately 2%.
EBITDA margins declined to approximately 32.0% for the six months ended September 30, 2000, compared to approximately 32.5% for the prior year's corresponding period. These decreases are primarily the result of increased operating expenses, as discussed above.

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

Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At September 30, 2000, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $6.2 million) of approximately $689.2 million and stockholder's equity of approximately $34.9 million.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments primarily consisting of capital expenditures related to acquisitions, renewal and growth. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the six months ended September 30, 2000 of approximately $46.6 million (which consists primarily of machine expenditures, advance location payments and laundry room improvements) were used to maintain the existing machine base in current locations and through replacement of discontinued locations, growth in the installed base of machines and for general corporate purposes. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed machine base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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

         The Company's depreciation and amortization expenses (aggregating approximately $63.6 million for the six months ended September 30, 2000) have the effect of reducing net income but not operating cash flow. In accordance with GAAP, a significant amount of the purchase price of businesses acquired by the Company is allocated to "contract rights," which costs are amortized over periods of 15 years.

         An integral component of the Company's business strategy has been growth through a combination of internal growth and selective acquisitions designed to increase the Company's machine base and to achieve economies of scale, increase its operating efficiencies and improve its financial performance. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due in part to the Company's successful execution of its acquisition strategy over the past several years. Against this background of limited opportunities for significant acquisitions, and in an effort to preserve capital and reduce its level of indebtedness, the Company has determined to slow its rate of growth by acquisitions; however, the Company may pursue opportunities to acquire additional route businesses within the fragmented outsourced laundry equipment services industry. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

ITEM 2.           Changes in Securities

                  None.

ITEM 3.           Defaults Upon Senior Securities

                  Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  None.

ITEM 5.    Other Information

         On May 12, 2000, the Company's parent, Coinmach Laundry, entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the largest stockholder of Coinmach Laundry. Pursuant to the Merger Agreement, CLC Acquisition acquired all of Coinmach Laundry's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into Coinmach Laundry.

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


                               COINMACH CORPORATION

Date: November 14, 2000        /s/    ROBERT M. DOYLE
                               -------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer
                               (On behalf of registrant and as Principal
                                Financial Officer)