Form 10-Q
period 2000-12-31
COINMACH CORP
filed 2001-02-14
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the period ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

As of the close of business on February 13, 2001, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                   Page No.
---------------------                                                   --------

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets-
      December 31, 2000 (Unaudited) and March 31, 2000                        3

      Condensed Consolidated Statements of Operations (Unaudited) -
      Three and Nine Months Ended December 31, 2000 and 1999                  4

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended December 31, 2000 and 1999                             5

      Notes to Condensed Consolidated Financial Statements (Unaudited)       6-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9-17


PART II.

Other Information

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities                                                18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     19

Signature Page                                                               20
--------------

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)


                                                                            December 31, 2000             March 31, 2000(1)
                                                                            -----------------             ---------------
                                                                                 Successor                 Predecessor
                                                                                (Unaudited)
ASSETS:

Cash and cash equivalents                                                      $    26,533                    $ 23,174
Receivables, net                                                                     9,124                      10,206
Inventories                                                                         15,593                      17,770
Prepaid expenses                                                                     8,069                       6,899
Advance location payments                                                           76,307                      77,212
Land, property and equipment, net of accumulated
  depreciation of $42,255 and $179,643                                             272,570                     237,160
Contract rights, net of accumulated amortization of
  $20,728 and $102,307                                                             389,168                     384,680
Goodwill, net of accumulated amortization of $10,731
  and $28,248                                                                      216,419                     101,253
Other assets                                                                        15,612                      17,271
                                                                               -----------                    --------
Total assets                                                                   $ 1,029,395                    $875,625
                                                                               ===========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                                          $    31,823                    $ 33,934
Accrued rental payments                                                             30,235                      28,445
Accrued interest                                                                     7,645                      15,786
Deferred income taxes                                                               88,486                      74,022
11 3/4% Senior Notes                                                               296,655                     296,655
Premium on 11 3/4% Senior Notes, net                                                 5,863                       6,789
Credit facility indebtedness                                                       402,646                     382,020
Other long-term debt                                                                 5,558                       5,144
Parent Company investment                                                          132,114                      62,973

Stockholder's equity:
  Common stock and capital in excess of par value                                   41,391                      41,391
  Receivables from management                                                           --                         (21)
  Accumulated deficit                                                              (13,021)                    (71,513)
                                                                               -----------                    --------
Total stockholder's equity                                                          28,370                     (30,143)
                                                                               -----------                    --------
Total liabilities and stockholder's equity                                     $ 1,029,395                    $875,625
                                                                               ===========                    ========


See accompanying notes.


------
1. The March 31, 2000 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)



                                                                Quarter Ended                    Nine Months Ended
                                                       --------------------------------     -----------------------------
                                                       December 31,        December 31,     December 31,    December 31,
                                                          2000                1999             2000            1999
                                                       ------------      --------------     ------------    -------------
                                                        Successor          Predecessor        Combined       Predecessor

REVENUES                                                 $130,453           $130,713        $393,010        $394,311
COSTS AND EXPENSES:

         Laundry operating expenses                        88,651             87,597         262,910         261,090
         General and administrative expenses                2,379              2,207           6,633           6,595
         Depreciation and amortization                     32,091             30,730          95,748          91,296
                                                         --------           --------        --------        --------
                                                          123,121            120,534         365,291         358,981
                                                         --------           --------        --------        --------

OPERATING INCOME                                            7,332             10,179          27,719          35,330
INTEREST EXPENSE, NET                                      17,678             17,021          51,347          50,563
                                                         --------           --------        --------        --------
LOSS BEFORE INCOME TAXES                                  (10,346)            (6,842)        (23,628)        (15,233)
                                                         --------           --------        --------        --------
BENEFIT FOR INCOME TAXES                                   (3,790)            (1,974)         (5,952)         (3,249)
                                                         --------           --------        --------        --------

NET LOSS                                                 $ (6,556)          $ (4,868)       $(17,676)       $(11,984)
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

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                                                                    Nine Months Ended
                                                                                           -----------------------------------
                                                                                            December 31,         December 31,
                                                                                               2000                 1999
                                                                                            ------------        -------------
                                                                                             Combined            Predecessor
OPERATING ACTIVITIES:
         Net loss                                                                           $ (17,676)           $ (11,984)
         Adjustments to reconcile net loss to net cash
               provided by operating activities:
             Depreciation                                                                      45,540               42,006
             Amortization of advance location payments                                         18,386               18,102
             Amortization of intangibles                                                       31,822               31,188
             Deferred income taxes                                                             (6,247)              (5,993)
             Amortization of premium on 11 3/4% Senior Notes                                     (926)                (925)
             Amortization of debt discount and deferred issue costs                               924                1,245
             Stock-based compensation                                                              88                  483

         Change in operating assets and liabilities, net of businesses acquired:
             Other assets                                                                      (1,134)                (786)
             Receivables, net                                                                    (619)              (1,965)
             Inventories and prepaid expenses                                                  (2,922)              (4,124)
             Accounts payable and accrued expenses, net                                        (7,186)               2,933
             Accrued interest, net                                                             (8,141)              (7,396)
                                                                                            ---------             --------
         Net cash provided by operating activities                                             53,147               62,784
                                                                                            ---------             --------

INVESTING ACTIVITIES:
         Additions to property and equipment                                                  (50,461)             (51,852)
         Advance location payments to location owners                                         (15,847)             (14,880)
                                                                                              -------              -------
         Net cash used in investing activities                                                (66,308)             (66,732)
                                                                                              -------              -------

FINANCING ACTIVITIES:
         Net proceeds from credit facility                                                     20,626                8,132
         Net repayments to parent                                                              (1,696)                (257)
         Net repayments of bank and other borrowings                                              (75)                (260)
         Principal payments on capitalized lease obligations                                   (2,335)              (2,160)
                                                                                              -------              -------
             Net cash provided by financing activities                                         16,520                5,455
                                                                                              -------              -------
             Net  increase in cash and cash equivalents                                         3,359                1,507

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 23,174               26,515
                                                                                              -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $26,533              $28,022
                                                                                              =======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
         Interest paid                                                                        $59,498              $57,665
                                                                                              =======               ======
         Income taxes paid                                                                    $ 1,577              $ 2,366
                                                                                              =======              =======

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                                   $ 2,825              $ 2,313
                                                                                              =======              =======

                      COINMACH CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Description of Business

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company owns and operates approximately 818,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations on routes located throughout the United States and in 183 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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


3.  Debt

         At December 31, 2000, the Company had  outstanding  debt  consisting of
(a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $316.5 million of term loans, and (c) approximately $86.1 million of a revolving line of credit. The above mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, the Company has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of Coinmach. In addition to certain terms and provisions, events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Senior Credit Facility limit Coinmach's ability to pay dividends.

         On November 21, 2000, the Senior Credit Facility was amended to provide for an additional $50.0 million in form of a Tranche B term loan payable on terms identical to the original Tranche B term loan. Such funds were used to reduce the amount outstanding under the revolving line of credit by $50.0 million.


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

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


4.  Recent Developments  (continued)

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's acquisitions and the related amortization of contract rights and goodwill accounted for under the purchase method of accounting.

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company`s most significant revenue source is its route business, accounting for more than 85% of its revenue. The Company provides outsourced laundry services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, (ii) the cost of sales associated with the equipment distribution business and (iii) certain expenses related to the operation of the Company's rental business and retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable leases.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

General  (continued)
-------

         The Company also operates an equipment distribution business through Super Laundry Equipment Corporation, its wholly-owned subsidiary. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

         The Company's retail laundromat business, operating as its Kwik Wash division, consists of 183 retail laundromats located throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Kwik Wash is also responsible for maintaining the premises at each retail laundromat and for paying for utilities and related expenses,

         The Company's equipment rental business, operating as its Appliance Warehouse division, rents laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties as well as to individuals.


Results of Operations
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

      Comparison of the three and nine month periods ended December 31, 2000 and December 31,1999

         The following table sets forth the Company's net sales for the periods indicated:


                                Quarter ended December 31,                      Nine months ended December 31,
                        ---------------------------------------        ------------------------------------------
                           2000           1999       Change               2000            1999           Change
                           ----           ----       ------               ----            ----           ------
Route                   $  114.2       $ 112.2      $   2.0            $  337.3        $  335.1        $  2.2
Distribution                 5.9           9.9         (4.0)               26.9            33.7          (6.8)
Retail Laundromat            5.5           5.1          0.4                15.5            15.3           0.2
Rental                       4.8           3.5          1.3                13.3            10.2           3.1
                        --------------------------------------         ------------------------------------------

                        $  130.4       $ 130.7      $  (0.3)           $  393.0         $ 394.3        $ (1.3)
                        --------------------------------------         ------------------------------------------

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)
---------------------

         Revenue decreased by approximately $0.3 million or less than 1% for the three-month period ended December 31, 2000, as compared to the prior year's corresponding period. Revenue decreased by approximately $1.3 million or less than 1% for the nine-month period ended December 31, 2000, as compared to the prior year's corresponding period.

         Route:
         -----
         Revenue for the three months ended December 31, 2000 increased by approximately $2.0 million or 2% over the prior year's corresponding quarter and approximately $2.2 million for the nine months ended December 31, 2000 over the prior year's corresponding period. During the prior year, the Company experienced excessive vandalism, primarily in the south central region of the U.S., which adversely impacted the Company's second, third and fourth fiscal quarters' results of operations for the prior year. The improvement in revenue for the current quarter as compared to the prior year's corresponding period is primarily the result of (i) a reduction in vandalism as a result of heightened security measures, (ii) increased revenue from the existing machine base due primarily to price increases and (iii) a modest increase in the machine count. Internal growth in this segment has been partially offset by the decision to remove approximately 1,600 non-productive machines from the base this year.

         Distribution:
         ------------
         Revenue for the three months ended December 31, 2000 decreased by approximately $4.0 million or 40% from the prior year's corresponding quarter and approximately $6.8 million for the nine months ended December 31, 2000 over the prior year's corresponding period. The decrease for both the three and nine-month periods ended December 31, 2000 is primarily the result of certain large retail laundromat customers experiencing financial difficulty, resulting in reduced machine purchases. In addition, sales from the distribution business unit are sensitive to general market conditions and as a result may experience quarterly fluctuations. The Company has made a strategic change in product lines during the current fiscal year, which may create a lag in sales until sales and service personnel become acquainted with the new product lines.

         Retail Laundromat:
         -----------------
         Revenue for the three months ended December 31, 2000 increased by approximately $0.4 million or 9% over the prior year's corresponding quarter and approximately $0.2 million for the nine months ended December 31, 2000 over the prior year's corresponding period. The increase for both the three and nine-month periods was primarily due to an increase in the number of laundromats. The increase for the nine-month period was partially offset by reduced same store revenues due to increased competition in this sector. Same store revenue for the three-month period ended December 31, 2000 increased as compared to the prior year's corresponding period due primarily to pricing strategies implemented to address increased competition in this sector.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

    Results of Operations (continued)
    ---------------------

         Rental:
         ------
         Revenue for the three months ended December 31, 2000 increased by approximately $1.3 million or 35% over the prior year's corresponding quarter and approximately $3.1 million or 30% for the nine months ended December 31, 2000 over the prior year's corresponding period. These increases are primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

         Laundry operating expenses increased by approximately $1.1 million or 1% for the three-month period ended December 31, 2000, as compared to the prior year's corresponding period. This increase in laundry operating expenses for such three-month period was due primarily to additional costs associated with the expansion into new markets in the rental, distribution and retail laundromat businesses as well as increased utility costs in the Retail Laundromat division. This was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business.

         Laundry operating expenses increased by approximately $1.8 million or less than 1% for the nine-month period ended December 31, 2000, as compared to the prior year's corresponding period. The increase in laundry operating expenses for such nine-month period was due primarily to costs associated with the expansion into new markets in the rental, distribution and retail laundromat businesses as well as increased utility costs in the Retail Laundromat division. This was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% and 66% for the nine-month periods ended December 31, 2000 and 1999, respectively.

         General and administrative expenses increased by approximately 8% for the three-month period ended December 31, 2000, as compared to the prior year's corresponding period. General and administrative expenses increased by less than 1% for the nine-month period ended December 31, 2000, as compared to the prior year' s corresponding period. As a percentage of revenues, general and administrative expenses remained constant at approximately 1.7% for each of the three and nine-month periods ended December 31, 2000 and 1999.

         Depreciation and amortization expense increased by approximately 4% for the three-month period ended December 31, 2000, as compared to the prior year's corresponding period. Depreciation and amortization increased by approximately 5% for the nine-month period ended December 31, 2000, as compared to the prior year's corresponding period. The increase was primarily due to capital expenditures required by historical increases in the Company's installed base of machines.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

     Results of Operations: (continued)
     ---------------------

         Operating income margins were approximately 6% and 7% for the three and nine-month periods ended December 31, 2000, as compared to approximately 8% and 9% for the corresponding periods ended in 1999. The decreases in operating income margin for the three and nine-month periods ended December 31, 2000, were primarily due to increases in depreciation and amortization expenses in such periods.

         Interest expense, net, increased by approximately 4% for the three-month period ended December 31, 2000, as compared to the prior year's corresponding period. Interest expense, net, increased by approximately 2% for the nine-month period ended December 31, 2000, as compared to the prior year's corresponding period. The increase was primarily due to the increased borrowing levels under the Senior Credit Facility as well as to an increase in interest rates on such credit facility as a result of general market rate increases.

         EBITDA (earnings before deductions for interest, income taxes, depreciation and amortization) is used by certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indication of the Company's improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         The following table sets forth the Company's EBITDA for the periods indicated:


                             Quarter ended December 31,              Nine months ended December 31,
                        --------------------------------          -------------------------------------
                          2000        1999      Change              2000         1999          Change
                          ----        ----      ------              ----         ----          ------

Route                   $ 39.2     $  39.2        -               $ 120.9      $  120.2       $   0.7
Distribution              (0.4)        1.2       (1.6)                1.2           4.4          (3.2)
Retail Laundromat          1.1         1.2       (0.1)                2.8           3.9          (1.1)
Rental                     1.9         1.5        0.4                 5.2           4.7           0.5
G&A                       (2.4)       (2.2)      (0.2)               (6.6)         (6.6)          -
                        -------------------------------           -------------------------------------

                        $ 39.4      $ 40.9     $ (1.5)            $ 123.5      $   126.6       $ (3.1)
                        -------------------------------           -------------------------------------

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

      Results of Operations: (continued)
      ---------------------

         EBITDA was approximately $39.4 million for the three months ended December 31, 2000, as compared to approximately $40.9 million for the corresponding period in 1999, representing a decrease of approximately 4%. EBITDA margins declined to approximately 30.2% for the three months ended December 31, 2000, as compared to approximately 31.3% for the prior year's corresponding period. These decreases are primarily the result of decreased revenues and increased operating expenses, as discussed above.

         EBITDA was approximately $123.5 million for the nine months ended December 31, 2000, as compared to approximately $126.6 million for the corresponding period in 1999, representing a decrease of approximately 2%. EBITDA margins declined to approximately 31.4% for the nine months ended December 31, 2000 as compared to approximately 32.1 % for the prior year's corresponding period. These decreases are primarily the result of decreased revenues and increased operating expenses, as discussed above.

Liquidity and Capital Resources
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 2000, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $5.9 million) of approximately $704.9 million, which includes $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes") and $402.6 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was $28.4 million as of December 31, 2000.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital, requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of December 31, 2000 consisted of cash and cash equivalents of $26.5 million and available borrowings under its Senior Credit Facility.

         As of December 31, 2000, the Company's Senior Credit Facility is comprised of (i) term loans which total $316.5 million, and (ii) a revolving credit facility which has a maximum borrowing limit of $160.0 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $72.0 million and $244.5 million as of December 31, 2000, will expire on December 31, 2004 and June 30, 2005, respectively. As of December 31, 2000, the Company had approximately $86.1 million in aggregate principal amount outstanding on the revolving portion of the Senior Credit Facility, which will expire on December 31, 2003.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. The Company is required to make monthly cash interest payments under its Senior Credit Facility and semi-annual cash interest payments as required by the Senior Notes.

         The Company's depreciation and amortization expense aggregated approximately $95.7 million for the nine months ended December 31, 2000, which reduces the Company's net income, but not its cash flow from operations. In accordance with GAAP, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights" which costs are amortized over 15 years. The Company amortizes the goodwill related to acquisitions over a 15 year period.

         The Company has made significant capital investments primarily related to (i) renewal and growth capital expenditures on its installed machine base,
(ii) acquisitions and (iii) capital expenditures for general corporate purposes. Renewal capital is the amount of capital required to maintain the existing machine base in current locations, as well as replacement of discontinued locations. Growth capital is the amount of capital, in excess of renewal capital, that is expended to increase the installed base from period to period.

         Capital expenditures for the three and nine month periods ended December 31, 2000 were approximately $19.7 million and $66.3 million, respectively. The primary components of the Company's capital expenditures are
(i) machine expenditures, (ii) advance location payments and, (iii) laundry room improvements.

         The growth in the installed base of machines for the route business was approximately 6,300 for the nine-month period ended December 31, 2000. The growth in the rental business machine base was approximately 26,300 for the nine-month period ended December 31, 2000. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed machine base are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

         The following table sets forth the Company's capital expenditures for the periods indicated:



                             Quarter ended December 31,                  Nine months ended December 31,
                        ----------------------------------         -----------------------------------------

                          2000        1999       Change              2000           1999           Change
                          ----        ----       ------              ----           ----           ------

Route                   $  17.5     $  18.5     $  (1.0)           $  56.4        $  59.2        $  (2.8)
Distribution                -           0.1        (0.1)               0.2            0.4           (0.2)
Retail Laundromat           0.5         1.3        (0.8)               1.9            2.5           (0.6)
Rental                      1.7         2.0        (0.3)               7.8            4.6            3.2
                        ---------------------------------          -----------------------------------------

                        $  19.7     $ 21.9      $  (2.2)           $  66.3        $  66.7         $ (0.4)
                        ---------------------------------          -----------------------------------------

         The Company's level of indebtedness will have several important effects on its future operations. While the Company has substantial indebtedness, the Company's future operating activities are expected to generate sufficient cash flow to continue to meet its debt service obligations under its Senior Credit Facility and the Senior Notes. The Company is required to comply with covenants and other conditions contained in the agreements governing the Senior Credit Facility and the Senior Notes. An inability to comply with such covenants could result in an acceleration of all amounts due thereunder. If the Company is not able to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital, or other actions. There can be no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under its Senior Credit Facility or the indenture governing the Senior Notes.

Outlook
-------

         An integral component of the Company's business strategy has been the expansion of its installed machine base through a combination of internal growth and selective acquisitions. The Company's growth strategy is designed to achieve economies of scale, increase operating efficiencies and improve financial performance through the growth of its installed machine base. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due, in part, to the Company's successful execution of its consolidation strategy over the past several years. Additionally, the Company believes that present valuations of prospective acquisitions need to more accurately reflect current market conditions. As a result, while the Company may pursue opportunities to

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook (continued)
-------

acquire additional route businesses, the Company believes that its acquisition activity will be reduced for the foreseeable future, and will seek to preserve capital and reduce its level of indebtedness through its cash flow from operations. There can be no assurance, however, that the Company will be able to take advantage of any such opportunities on commercially viable terms, if at all.

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

Date: February 13, 2001

                             COINMACH CORPORATION

                             /s/  ROBERT M. DOYLE
                             -------------------------------
                             Robert M. Doyle
                             Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial
                               Officer)