Form 10-K
period 2001-03-31
COINMACH CORP
filed 2001-06-12
CIK 91693

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 12, 2001, the registrant had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock").

         No market value can be determined for the Common Stock. See Item 5 of this Form 10-K Report.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 2001.

Description of the Business

General

         Coinmach Corporation, a Delaware corporation (the "Company" or the "Registrant"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. At March 31, 2001, the Company owned and operated approximately 820,000 washers and dryers (sometimes hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations on routes located throughout the United States and in 181 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), is a laundromat equipment distribution company. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         As a result of its strategy to acquire route operators that contribute to the Company's core operations, the Company has selectively acquired certain related businesses which expand and diversify the types of services provided by the Company. The Company operates 181 retail laundromats throughout Texas and Arizona and provides laundromat services at all such locations. The Company also leases laundry equipment and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company believes that these non-core businesses, although not material to the Company's operations, provide a platform for expansion and diversification of the Company's services. See "Business - Description of Business - Complementary Operations."

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

         The Company's business strategy also includes the continued development of its management information systems (the "Integrated Computer Systems"), which management believes are the most advanced in the industry. The Integrated Computer Systems provide real-time operational and competitive data which, in conjunction with the Company's multi-regional service capabilities, enhance the Company's operating efficiencies throughout its operating regions and enable the Company to deliver superior customer service. The Integrated Computer Systems also provide the Company with the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. Finally, as the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implements those which the Company believes are beneficial to its customers and to the Company's operating efficiencies and financial performance.

Growth Strategy

         The Company's growth strategy is to increase its cash flow from operations and profitability through a combination of internal expansion and acquisitions. For information about the Company's growth through acquisitions, see "Business - Business Strategy" above.

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

              New Customers and Locations. The Company's sales and marketing efforts focus on adding new customers and increasing the number of locations from existing customers within its existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's Integrated Computer Systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence, primarily achieved through acquisitions, enhance its ability to gain new customers and additional locations from its existing customers.

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

              Other Growth Opportunities. While management intends to continue its focus on increasing its installed machine base, management believes that its leading market position and its access to over six million housing units provide the Company with additional growth and diversification opportunities. These opportunities include laundry equipment rental as well as other route-based facilities management services. The Company regularly explores strategic alliances with vendors of products complementary to its customer base. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

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

         The Company's marketing strategy emphasizes excellent service offered by its experienced, highly-skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine down-time. The Company's sales staff targets potential new and renewal lease locations by utilizing the Integrated Computer Systems' extensive database to provide information on the Company's, as well as its competitors', locations. Additionally, the Integrated Computer Systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, computerized sales planner.

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

         Management estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. A majority of the Company's leases renew automatically, and the Company has a right of first refusal upon termination in over 40% of its leases. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2001, the Company's leases had an average remaining life to maturity of approximately 47 months (without giving effect to automatic renewals).

         Service

         The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at the Company's leased locations.

         The Company's Integrated Computer Systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. Management estimates that less than 1% of the Company's machines are out of service on any given day. The ability to reduce machine down-time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

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

         Remanufacturing

         The Company rebuilds and reinstalls a portion of its machines at approximately one-third the cost of acquiring new machines, providing cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines.
Machines that can no longer be remanufactured are added to the Company's inventory of spare parts.

         The  Company  maintains  three  regional  remanufacturing   facilities,
strategically located to service each of its operating regions, which provide for consistent machine quality and efficient operations.

         Revenue Collection and Security

         Management believes that it provides the highest level of security for revenue collection control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns, extensive monitoring of collections and other control mechanisms. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for, or who have access to, the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

Complementary Operations

         In addition to supplying outsourced laundry equipment services, the Company has expanded its breadth of operations to related, complementary lines of businesses:

         Individual Multi-Housing Units

         The Company, through its Appliance Warehouse division, is involved in the business of renting laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, the Company believes this business line represents an opportunity for growth in a new market segment which is complementary to its core business.

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

         Retail Laundromat Operations

         The Company, through its Kwik Wash division, operates 181 retail laundromats located throughout Texas and Arizona. The operation of the retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. The Company is also responsible for maintaining the premises at each retail laundromat and for paying for utilities and related expenses.

Competition

         The outsourced laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. Despite the overall fragmentation of the industry, the Company believes there are currently three multi-regional route operators, including the Company, with significant operations throughout the United States. The two other major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

Employees

         As of March 31, 2001, the Company employed 2,119 employees (including 346 laundromat attendants in the Company's retail laundromats in Texas and Arizona). In the Northeast region, 132 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). Management believes that the Company has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

General Development of Business

         Coinmach Laundry was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the Common Stock of the Company, its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation and predecessor of the Company, merged (the "Solon Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Solon Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the Solon Merger, changed its name to Coinmach Corporation.

         On May 12, 2000, Coinmach Laundry entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of GTCR Fund IV, Coinmach Laundry's then-largest stockholder. Pursuant to the Merger Agreement, CLC Acquisition acquired all of Coinmach Laundry's outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger of CLC Acquisition with and into Coinmach Laundry. Effective July 13, 2000, CLC Acquisition was merged with and into Coinmach Laundry pursuant to the terms of the Merger Agreement. Coinmach Laundry's Class A common stock was delisted from The Nasdaq Stock Market and Coinmach Laundry is no longer subject to the reporting requirements of the Securities Exchange Act of 1934. The foregoing
transactions  are  collectively   referred  to  herein  as  the  "Transaction."

         The Company's headquarters are located at 55 Lumber Road, Roslyn, New York 11576, and its telephone number is (516) 484-2300. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina.

Credit Facility and Senior Notes

         In November 2000, the Company's existing credit facility (of which Bankers Trust Company and First Union National Bank of North Carolina are the primary lending institutions) was amended to provide for an aggregate of $485 million of secured financing consisting of: (i) a $160 million revolving credit facility currently bearing interest at a monthly Eurodollar rate offered by the administrative agent to financial institutions in New York (the "Eurodollar Rate") plus 2.00%; (ii) a $75 million Tranche A term loan facility currently bearing interest at a monthly Eurodollar Rate plus 2.50%; and (iii) a $250 million Tranche B term loan facility currently bearing interest at a monthly Eurodollar Rate plus 2.75%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Financing Activities - Senior Credit Facility."

         On March 28, 1996, the Company consummated a registered exchange offer, pursuant to which all issued and outstanding 11 3/4% Senior Notes due 2005 were exchanged for the Company's Series B 11 3/4% Senior Notes due 2005 (the "Series B Notes"). On October 8, 1997, the Company completed a private placement of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its Series B Notes. On December 23, 1997, the Company commenced a registered exchange offer pursuant to which all issued and outstanding Series B Notes and Series C Notes were exchanged for the Company's 11 3/4% Series D Senior Notes due 2005 (the "11 3/4% Senior Notes"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities - Senior Note Offering and Exchange Offer."


ITEM 2.  PROPERTIES

         As of March 31, 2001, the Company leased 64 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing.

         The Company presently maintains its headquarters in Roslyn, New York, leasing approximately 40,000 square feet pursuant to a five year lease scheduled to terminate July 31, 2001. The Company's Roslyn facility has been used for general and administrative purposes and is the operational headquarters for the Northeast regional branch. The Company has signed two separate leases, one in Syosset, New York to be used for the operational headquarters for the Northeast regional branch and one in Plainview, New York to be used for general and administrative purposes. The Company's Plainview facility covers approximately 11,600 square feet and is pursuant to a ten year lease scheduled to terminate in 2011.

         The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five year lease terminating September 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery,
Newcastle County naming Coinmach Laundry, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of Coinmach
Laundry's common stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to Coinmach Laundry's public shareholders. The defendant's time to respond to the complaint has been adjourned indefinitely by agreement of the parties. Given that such acquisition proposal was not accepted by Coinmach Laundry, the Company believes this class action is without merit and that the ultimate disposition of such action will not have a material adverse effect on the Company.
See "Business -- Recent Developments."

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

         There currently exists no established public trading market for the Common Stock, all of which is held beneficially and of record by Coinmach Laundry.

Holders

         As of March  31,  2001,  there was one  holder of record of the  Common
Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                          (in thousands, except ratios)

         The following table presents summary historical consolidated financial information of the Company. Such table includes the consolidated financial information for the period from July 1, 2000 to March 31, 2001
("Post-Transaction") and the period from April 1, 2000 to June 30, 2000 ("Pre-Transaction"), and the years ended March 31, 2000 ("2000 Fiscal Year"), March 31, 1999 ("1999 Fiscal Year"), March 31, 1998 ("1998 Fiscal Year") and March 28, 1997 ("1997 Fiscal Year"). The financial data set forth below should be read in conjunction with the Company's audited historical combined and consolidated financial statements and the related notes thereto included in Item 8 - "Financial Statements and Supplementary Data" and with the information presented in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.



                                                   July 1, 2000 to  April 1, 2000 to
                                                   March 31, 2001     June 30, 2000                   Year Ended
                                                   ---------------  ---------------  ---------------------------------------------
                                                       Post-             Pre-        March 31,   March 31,   March 31,   March 28,
                                                   Transaction(6)    Transaction(7)    2000        1999        1998        1997
                                                   -------------    -------------   ---------   ----------  ----------   ---------
Operations Data:
    Revenues .....................................  $  393,890         $134,225       $527,079    $505,323    $324,887    $206,852
    Operating, general and administrative ........
      expenses                                         271,580           91,988        358,733     340,671     224,752     145,734
    Depreciation and amortization ................     102,727           31,557        123,002     113,448      75,453      46,316
    Operating income .............................      19,583           10,680         45,344      51,204      24,682      14,802
    Interest expense .............................      52,391           16,661         67,232      65,901      44,668      27,417
    Loss before extraordinary item ...............     (25,603)          (4,652)       (16,079)    (11,618)    (14,652)    (10,308)
    Net loss .....................................     (25,603)          (4,652)       (16,079)    (11,618)    (14,652)    (10,604)

Balance Sheet Data (at end of period):
    Cash and cash equivalents ....................  $   25,859             --         $ 23,174    $ 26,515    $ 22,451    $ 10,110
    Property and equipment, net ..................     276,004             --          237,160     223,610     194,328     112,116
    Contract rights, net .........................     376,779             --          384,680     413,014     366,762     180,557
    Advance location payments ....................      74,233             --           77,212      79,705      74,026      38,472
    Goodwill, net ................................     215,317             --          101,253     109,025     110,424      95,771
    Total assets .................................   1,014,074             --          875,625     900,660     816,232     467,550
    Total debt(1).................................     697,969             --          683,819     685,741     598,700     329,278
    Stockholder's equity (deficit) ...............      91,788             --          (30,143)    (14,128)     (2,594)     11,973

Financial Information and Other Data:
    Cash flow provided by operating activities ...  $   71,955         $ 17,407       $ 90,743    $103,041    $ 58,686    $ 34,305
    Cash flow used for investing activities ......     (66,202)          24,273        (88,404)   (181,665)   (350,875)   (196,698)
    Cash flow (used for) provided by
      financing activities .......................      (4,471)           8,269         (5,680)     82,688     304,530     152,780
    EBITDA(2).....................................     122,310           42,237        168,346     164,652     100,135      61,118
    EBITDA margin(3) .............................        31.1%           31.5%          31.9%       32.6%       30.8%       29.5%
    Operating margin(4) ..........................         5.0%            7.9%           8.6%       10.1%        7.6%        7.2%
    Capital expenditures(5)
      Growth capital expenditures ................  $    8,676         $  2,770       $ 25,272    $ 24,096    $ 21,119    $ 12,563
      Renewal capital expenditures ...............      51,944           21,503         63,132      60,038      37,609      29,025
      Acquisition capital expenditures ...........       5,582             --             --        97,531     294,996     171,455
                                                    ----------         --------       --------    --------    --------    --------
    Total Capital Expenditures ...................  $   66,202         $ 24,273       $ 88,404    $181,665    $353,724    $213,043
                                                    ==========         ========       ========    ========    ========    ========

------------
   1 Total debt at March 31, 2001, March 31, 2000, March 31, 1999 and March 31, 1998 does not include the premium, net, of $5,555, $6,789, $8,023 and $9,258, respectively, recorded as a result of the issuance by the Company of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997.

   2 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization for the period from July 1, 2000 to March 31, 2001, the period from April 1, 2000 to June 30, 2000, and the years ended March 31, 2000, March 31, 1999, March 31, 1998 and March 28, 1997. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternativeto either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

   3 EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with generally accepted accounting principles.

   4  Operating margin represents operating income as a percentage of revenues.

   5 Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. For the fiscal years ended March 31, 1998 and March 28, 1997, acquisition capital expenditures include approximately $2.3 million and $16.2 million, respectively, of promissory notes issued by Coinmach Laundry related to certain acquisitions. Growth capital expenditures represent the amount of capital expended that reflects a net increase in the installed base of machines, excluding acquisitions. Renewal capital expenditures represent the amount of capital expended assuming no net increase in the installed base of machines.

   6 Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Transaction.

   7 Includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis pertains to the results of operations and financial position of the Company for the period from April 1, 2000 to March 31, 2001 (the "2001 12-Month Period"), the 2000 Fiscal Year and the 1999 Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. The 2001 12-Month Period is comprised of the Pre-Transaction period combined with the Post-Transaction period, and is not adjusted for the pro-forma effect that additional depreciation and amortization would have on the Pre-Transaction period had the Transaction occurred at the beginning of the 2001 12-Month Period.

General

         The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. The Company also leases laundry machines and other household appliances to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. At March 31, 2001, the Company owned and operated approximately 820,000 washers and dryers in approximately 80,000 multi-family housing properties on routes throughout the United States and in 181 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is a laundromat equipment distribution company.

         Sources of Revenue

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with the Company's acquisitions and the related amortization of contract rights and goodwill and accounted for under the purchase method of accounting.

         The Company's most significant revenue source is its route business, accounting for approximately 85% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentage of revenues and are generally paid monthly. Also included in laundry operating expenses are (i) the costs of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses,
(ii) the costs of sales associated with the equipment  distribution business and
(iii) certain expenses related to the operation of the Company's rental business and retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to the location owners. These advance payments are capitalized and amortized over the life of the applicable lease.

         Other revenue sources for the Company include: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals through its Appliance Warehouse division, (ii) operating, maintaining and servicing retail laundromats through its Kwik Wash division, and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts, through its Super Laundry subsidiary.

Results of Operations

         The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:


                                                  July 1,     April 1,
                                                 2000 to      2000 to
                                                 March 31,    June 30,
                                                   2001         2000      Year Ended March 31,
                                                -----------  -----------  --------------------
                                                   Post-        Pre-
                                                Transaction  Transaction    2000       1999
                                                -----------  -----------   ------      -----
     Revenues..................................    100.0%       100.0%     100.0 %     100.0%
     Laundry operating expenses................     67.2         66.9       66.4        65.6
     General and administrative expenses.......      1.7          1.6        1.7         1.8
     Depreciation and amortization.............     26.0         23.5       23.3        22.5
     Operating income..........................      5.0          7.9        8.6        10.1
     Interest expense, net.....................     13.3         12.4       12.8        13.0
     EBITDA....................................     31.1         31.5       31.9        32.6

12-Month Period Ended March 31, 2001 Compared to the Fiscal Year Ended March 31, 2000

         The following table sets forth the Company's net revenues for the periods indicated:

                                                  (dollars in millions)
                                            ---------------------------------
                                             2001         2000         Change
                                            ------       ------        ------
     Route................................ $ 449.9      $ 446.4         $ 3.5
     Distribution.........................    38.3         46.3          (8.0)
     Retail Laundromat....................    21.6         20.6           1.0
     Rental...............................    18.3         13.8           4.5
                                           =======      =======         ======
                                           $ 528.1      $ 527.1         $ 1.0


         Revenue increased by approximately $1.0 million or less than 1% for the 2001 12-Month Period, as compared to the prior year.

                  Route revenue for the 2001 12-Month Period increased by approximately $3.5 million or less than 1% over the prior year. During the prior year, the Company experienced excessive vandalism, primarily in the South-Central region of the U.S., which adversely impacted the Company's second, third and fourth fiscal quarters' results of operations for the prior year. Management believes that the improvement in route revenue for the 2001 12-Month Period as compared to the prior year is the result of the combination of (i) increased revenue from the existing machine base due primarily to price changes and machine installations, (ii) a reduction in vandalism as a result of heightened security measures and (iii) the timing of price changes and internal growth in machine count during the 2001 12-Month Period and the 2000 Fiscal Year. Internal growth in route revenue has been partially offset by the removal of approximately 2,900 non-productive machines from the base during the 2001 12-Month Period.

                  Distribution revenue for the 2001 12-Month Period decreased by approximately $8.0 million or 17% from the prior year. The decrease for the 2001 12-Month Period is primarily the result of certain of our large retail laundromat customers experiencing financial difficulty, resulting in reduced machine purchases. In addition, sales from the distribution business unit are sensitive to general market conditions and as a result may experience fluctuations. The Company has made a strategic change in product lines during the current fiscal year, which created a lag in revenue as sales and service personnel became acquainted with the new product lines. In addition, in January 2001 the Company purchased a distribution business for approximately $4.3 million. This acquisition increases the Company's presence in the Midwest region.

                  Retail laundromat revenue for the 2001 12-Month Period increased by approximately $1.0 million or 5% over the prior year. The increase for the 2001 12-Month Period was primarily due to an increase in the number of laundromats, which increase was partially offset by reduced same store revenues due to increased competition in this market. Same store retail laundromat revenue for the last six months of the 2001 12-Month Period has increased as compared to the prior year's corresponding period due primarily to pricing strategies implemented to address increased competition in this market.

                  Rental revenue for the 2001 12-Month Period increased by approximately $4.5 million or 32% over the prior year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

         Laundry operating expenses increased by approximately $4.8 million or 1% for the 2001 12-Month Period, as compared to the prior year. This increase in laundry operating expenses was due primarily to additional costs associated with expansion into new markets in the rental, distribution and retail laundromat businesses as well as increased utility costs in the retail laundromat business. This increase was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% and 66% for the 2001 12-Month Period and the 2000 Fiscal Year, respectively.

         General and administrative expenses increased by approximately 1% for the 2001 12-Month Period, as compared to the prior year. The increase in general and administrative expenses was primarily due to various costs and expenses related to accounting, management information systems and other administrative functions associated with the Company's growth. As a percentage of revenues, general and administrative expenses were approximately 1.7% for both the 2001 12-Month Period and the 2000 Fiscal Year.

         Depreciation and amortization expense increased by approximately $10.5 million in the Post-Transaction period from July 1, 2000 to March 31, 2001, as the result of the application of push-down accounting resulting from the Transaction. Increases in depreciation and amortization other than from the Transaction were primarily due to capital expenditures required by historical increases in the Company's installed base of machines, as well as a write-off of contract rights values relating to certain locations not renewed of approximately $5.9 million.

         Operating income margins were approximately 6% for the 2001 12-Month Period, as compared to approximately 9% for the 2000 Fiscal Year. The decrease in operating income margin for the 2001 12-Month Period was primarily due to an increase in depreciation and amortization expense in such period.

         Interest expense, net, increased by approximately 3% for the 2001 12-Month Period, as compared to the prior year. The increase was primarily due to the increased borrowing levels under the Senior Credit Facility as well as to an increase in interest rates on such credit facility as a result of general market rate increases.

         EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

         The following table sets forth the Company's EBITDA for the periods indicated:

                                                  (dollars in millions)
                                            ---------------------------------
                                             2001         2000         Change
                                            ------       ------        ------
     Route................................  $160.4      $ 161.2         $(0.8)
     Distribution.........................     1.8          5.0          (3.2)
     Retail Laundromat....................     4.0          5.1          (1.1)
     Rental...............................     7.2          5.8           1.4
     G&A..................................    (8.9)        (8.8)         (0.1)
                                            ======       ======        ======
                                            $164.5      $ 168.3         $(3.8)

         EBITDA was approximately $164.5 million for the 2001 12-Month Period, as compared to approximately $168.3 million for the 2000 Fiscal Year, representing a decrease of approximately 2%. EBITDA margins declined to approximately 31.1% for the 2001 12-Month Period, as compared to approximately 31.9% for the prior year. These decreases are the result of the combination of decreased revenues and increased operating expenses, as discussed above.

Fiscal  Year Ended  March 31,  2000  Compared to the Fiscal Year Ended March 31,
1999

         The following table sets forth the Company's net revenues for the years indicated:

                                                  (dollars in millions)
                                                   Year Ended March 31,
                                            ---------------------------------
                                             2000         1999         Change
                                            ------       ------        ------
     Route................................ $ 446.4      $ 435.4        $ 11.0
     Distribution.........................    46.3         38.6           7.7
     Retail Laundromat....................    20.6         20.2           0.4
     Rental...............................    13.8         11.1           2.7
                                           =======      =======        ======
                                           $ 527.1      $ 505.3        $ 21.8

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

         General and administrative expenses decreased nominally for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. However, as a percentage of revenues, general and administrative expenses remained relatively constant at approximately 1.7% for the 2000 Fiscal Year as compared to approximately 1.8% for the 1999 Fiscal Year.

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

         The following table sets forth the Company's EBITDA for the years indicated:

                                                  (dollars in millions)
                                                   Year Ended March 31,
                                            ---------------------------------
                                             2000         1999         Change
                                            ------       ------        ------
     Route................................ $ 161.2      $ 157.5        $  3.7
     Distribution.........................     5.0          4.6           0.4
     Retail Laundromat....................     5.1          6.4          (1.3)
     Rental...............................     5.8          5.2           0.6
     G&A..................................    (8.8)        (9.0)          0.2
                                           =======      =======        ======
                                           $ 168.3      $ 164.7        $  3.6

         EBITDA(1) was approximately $168.3 million for the 2000 Fiscal Year as compared to approximately $164.7 million for the 1999 Fiscal Year, representing an improvement of approximately $3.6 million or 2%. The major sources of this EBITDA improvement resulted from a combined net increase in revenue of approximately $2 million from the route and retail laundromat businesses, and the remainder from the distribution business and the rental business. As mentioned above, the route and retail laundromat businesses were negatively impacted during the 2000 Fiscal Year by excessive vandalism in the South Central region and increased competition in the retail laundromat business in Texas. In addition, during the 2000 Fiscal Year, a new distribution office was opened in Southern California and the rental business was expanded into four new markets, which contributed to increased costs in the 2000 Fiscal Year.





--------
         1 EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

         Liquidity and Capital Resources

         The Company continues to have substantial indebtedness and debt service requirements. At March 31, 2001, the Company had outstanding long-term debt (excluding the premium, net, of approximately $5.6 million) of approximately $698.0 million, which includes $296.7 million of 11 3/4% Senior Notes and $395.3 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $15.8 million as of March 31, 2001.

Financing Activities

         Senior Note Offering and Exchange Offer

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

         The 11 3/4% Senior Notes, which mature on November 15, 2005, are unsecured senior obligations of the Company and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on and after November 15, 2000, upon not less than 30 nor more than 60 days notice, at the redemption prices set forth in that certain Indenture, dated as of November 30, 1995, by and between the Company and Fleet National Bank of Connecticut (formerly Shawmut Bank Connecticut, National Associates) as Trustee (the "Indenture") plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

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

         Senior Credit Facility

         The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Senior Credit Facility"), provides for an aggregate of $485 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $160 million bearing interest at a monthly Eurodollar Rate plus 2.00%;
(ii) a $75 million Tranche A term loan facility bearing interest at a monthly Eurodollar Rate plus 2.50% and (iii) a $250 million Tranche B term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $5 million. As of March 31, 2001, the Company had approximately $79.7 million in aggregate principal amount outstanding on the revolving portion of the Senior Credit Facility, which will expire on December 31, 2003.

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

         On November 21, 2000, the Senior Credit Facility was amended to provide for an additional $50.0 million in the form of a Tranche B term loan payable on terms identical to the original Tranche B term loan. Such funds were used to reduce the amount outstanding under the revolving line of credit by $50.0 million.

         Interest on the Company's borrowings under the Senior Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum no greater than a base rate or Eurodollar rate, in each case as defined in the Senior Credit Facility.

         At March 31, 2001, the monthly variable Eurodollar interest rate was approximately 5.12%.

         As of March 31, 2001, the Company had $225 million in aggregate notional amount of interest rate swap agreements with First Union to manage its variable rate debt liabilities and consisting of: (i) a notional amount of $175 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2002 and (ii) a notional amount of $50 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 6.14% and expiring on November 15, 2002.

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

         As the Company has focused on increasing its cash flow from operating activities, it has made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. Renewal capital is the amount of capital required to maintain the existing machine base in current locations, as well as replacement of discontinued locations. Growth capital is the amount of capital, in excess of renewal capital, that is expended to increase the installed base from period to period. The Company anticipates that it will continue to utilize cash flows from operations to finance its capital expenditures and working capital needs, including interest payments on its outstanding indebtedness. Capital expenditures for the 2001 12-Month Period were approximately $88.0 million (including approximately $3.1 million relating to capital lease obligations and excluding approximately $5.6 million relating to acquisition capital expenditures). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. The growth in the installed base of machines for the route business was approximately 3,700 for the 2001 12-Month Period. The growth in the rental business machine base was approximately 31,400 for the 2001 12-Month Period. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $70.0 million for the twelve months ending March 31, 2002. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations) for the years indicated:

                                                  (dollars in millions)
                                                   Year Ended March 31,
                                            ---------------------------------
                                             2001         2000         Change
                                            ------       ------        ------
     Route................................   $73.1        $77.6         $(4.5)
     Distribution.........................     0.1          0.6          (0.5)
     Retail Laundromat....................     2.1          3.1          (1.0)
     Rental...............................     9.6          7.1           2.5
                                            ======       ======        ======
                                             $84.9        $88.4         $(3.5)

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines. Under the Company's existing financing arrangements, the Company is required to make monthly cash interest payments under its Senior Credit Facility and semi-annual cash interest payments under its 11 3/4% Senior Notes.

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

Certain Accounting Treatment

         The Company's depreciation and amortization expenses, aggregating approximately $134.3 million for the 2001 12-Month Period, reduce the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights", which costs are amortized over 15 years. The Company amortizes the goodwill related to acquisitions over a 15 year period.

Inflation and Seasonality

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by the Company in future periods. Management believes that such effects will not be material to the Company. The Company's business generally is not seasonal.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 2001, the Company had approximately $170.0 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $3.4 million, assuming the amount outstanding was $170.0 million, the balance as of March 31, 2001. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

         As of March 31, 2001, the Company had $225 million in aggregate notional amount of interest rate swap agreements with First Union to manage its variable rate debt liabilities consisting of: (i) a notional amount of $175 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2002 and (ii) a notional amount of $50 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 6.14% and expiring on November 15, 2002.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-31 hereto.


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

          Name                        Title                             Age
          ----                        -----                             ---
    Stephen R. Kerrigan      Chairman of the Board and Director          47
    Mitchell Blatt           Director                                    49
    Robert M. Doyle          Director                                    44

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

         Mr. Doyle. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Doyle has been a director of the Company since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1987 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

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

     Name                   Title                                         Age
     ----                   -----                                         ---
Stephen R. Kerrigan   Chairman of the Board and Chief Executive Officer    47
Mitchell Blatt        President, Chief Operating Officer                   49
Robert M. Doyle       Chief Financial Officer, Senior Vice President,      44
                         Treasurer, Secretary
John E. Denson        Senior Vice President                                63
Michael E. Stanky     Senior Vice President                                49

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") who had annual compensation in excess of $100,000 for all services rendered in all capacities for the fiscal years ended March 31, 1999 and March 31, 2000, and the 2001 12-Month Period.

                                                        Annual                                   Long-Term
                                                      Compensation                             Compensation
                                   -------------------------------------------------    --------------------------------
                                                                                        Common Stock
                                                                      Other Annual       Underlying        All Other
                                   Fiscal    Salary       Bonus       Compensation        Options        Compensation(14)
Name and Principal Position         Year       ($)         ($)             ($)              (#)               ($)
---------------------------         ----     -------      -------       --------        ------------     ---------------

Stephen R. Kerrigan                 2001     404,617      275,000        70,266(1)        --                2,631
      Chief Executive Officer       2000     350,000      400,000       115,956(2)        50,000            2,972
                                    1999     350,000      400,000       121,740(3)        50,000            2,121

Mitchell Blatt                      2001     301,731      120,000        27,671(4)        --                2,352
      President, Chief              2000     300,000      250,000        66,281(5)        30,000            2,553
      Operating Officer             1999     300,773      150,000        65,575(6)        30,000            1,957

Robert M. Doyle                     2001     200,673       85,000         7,034(7)        --                2,347
      Chief Financial Officer       2000     193,942      125,000        12,052(8)        20,000            2,124
                                    1999     175,000       87,500         --              20,000            1,190

John E. Denson                      2001     139,720       28,000        26,228(9)         --               1,927
      Senior Vice President         2000     125,000       32,500        26,863(10)       10,000            1,456
                                    1999     125,500       25,000        47,868(11)        5,000            1,359

Michael E. Stanky                   2001     195,684       50,000         3,800(12)         --              2,421
      Senior Vice President         2000     175,000       87,500         3,526(13)       10,000            2,009
                                    1999     175,000       87,500          --             10,000            1,928

----------------------

    1 Includes $59,271 in forgiven indebtedness; $3,750 in interest calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $5,950 in club membership fees; and $1,295 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

    2 Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $12,660 in club membership fees; and $1,428 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

    3 Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $4,265 in automobile allowances; $14,500 in club membership fees; and $1,107 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

    4 Includes $9,271 in forgiven indebtedness; $2,813 in automobile allowances; $14,450 in club membership fees; and $1,137 in life insurance premiums paid by the Company on behalf of Mr. Blatt.



    5  Includes   $48,118  in  forgiven   indebtedness;   $2,813  in  automobile
allowances; $14,050 in club membership fees; and $1,300 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

    6  Includes   $48,118  in  forgiven   indebtedness;   $3,312  in  automobile
allowances; $13,300 in club membership fees; and $845 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

    7 Includes $4,426 in forgiven indebtedness; $2,098 in automobile allowances; and $510 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

    8  Includes   $10,259  in  forgiven   indebtedness;   $1,213  in  automobile
allowances; and $580 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

    9 Includes $20,000 in forgiven indebtedness; $2,900 in interest calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,275 in automobile allowances; and $2,053 in life insurance premiums paid by the Company on behalf of Mr. Denson.

    10 Includes $20,000 in forgiven indebtedness; $3,800 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,463 in automobile allowances; and $1,600 in life insurance premiums paid by the Company on behalf of Mr. Denson.

    11 Includes $20,000 in forgiven indebtedness; $5,700 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $19,577 for reimbursement of certain out-of-pocket relocation expenses; $1,525 in automobile allowances; and $1,066 in life insurance premiums paid by the Company on behalf of Mr. Denson.

    12 Includes $2,455 in forgiven indebtedness; $551 in automobile allowances; and $794 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

    13 Includes $2,455 in forgiven indebtedness; $243 in automobile allowances; and $828 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

    14 Represents matching contributions made by the Company to the 401(k) Plan.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth the number of stock options in respect of Class A common stock of Coinmach Laundry exercised by the Named Executive Officers listed below during the 2001 12-Month Period.

                                                Number of
                                                Securities         Value Of
                                                Underlying        Unexercised
                                               Unexercised       In-The-Money
                                             Options At Fiscal Options At Fiscal
                       Shares                    Year-End          Year-End
                      Acquired      Value          (#)                ($)
                     On Exercise   Realized    Exercisable/      Exercisable/
  Name                  (#)           ($)      Unexercisable    Unexercisable
------------------- ------------   --------   ---------------  -----------------
Stephen R. Kerrigan   358,098       908,380         0*               --
Robert M. Doyle       191,890       477,682         0*               --
John E. Denson         36,299        98,673         0*               --
Michael E. Stanky     163,521       292,644         0*               --

--------------------

* All options not exrcised in the Transaction (all of which consisted of out-of-the money options) were cancelled following consummation of the Transaction.

Employment Contracts

         Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert
M. Doyle. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Solon Merger, the obligations of TCC under the Senior Management Agreements were assumed by Coinmach Laundry and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provide for annual base salaries of $350,000, $300,000 and $200,000 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the board of directors of the Company (the "Board"). During the 2001 12-Month Period, the compensation committee of Coinmach Laundry (the "Compensation Committee") approved annual base salaries for each of Messrs. Kerrigan, Blatt and Doyle of $425,000, $300,000 and $200,000, respectively. The Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the Board. Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

         Employment Agreement of John E. Denson. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, for a term of one year which is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Board. During the 2001 12-Month Period, the Compensation Committee approved an annual base salary for Mr. Denson of $140,000. The Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to the greater of $140,000 or his annual base salary then in effect.

         Employment Agreement of Michael E. Stanky. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the 2001 12-Month Period, the Compensation Committee approved an annual base salary for Mr. Stanky of $195,000.

401(k) Savings Plan

         The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($10,500 in 2001). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

         The Company made the following matching contributions during the 2001 12-Month Period to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,631; Mr. Blatt $2,352; Mr. Doyle $2,347; Mr. Denson $1,927; and Mr. Stanky $2,421.

Compensation of Directors

         Directors  receive no cash remuneration for their service as directors,
other  than   reimbursement  of  reasonable  travel  and  related  expenses  for attendance at Board meetings.

Compensation Committee Interlocks and Insider Participation

         During the 2001 12-Month Period, the Compensation Committee was composed of Dr. Arthur B. Laffer, Mr. Stephen G. Cerri and Mr. David A. Donnini. None of Dr. Laffer or Messrs. Cerri and Donnini have been an employee or officer of the Company or any of its subsidiaries. Mr. Donnini is a director of Coinmach Laundry. Prior to the Transaction, Mr. Donnini was a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR Fund IV, and presently is a principal of the majority stockholder of Coinmach Laundry. During the past fiscal year, Dr. Laffer and Mr. Cerri were directors of Coinmach Laundry until their respective resignations from the board of directors of Coinmach Laundry and the Compensation Committee on July 13, 2000. Following their resignations, all compensation matters with respect to the Company were, and continue to be, addressed by the Board or the Chief Executive Officer, as appropriate.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 31, 2001, the Company had 100 shares of Common Stock issued and outstanding, all of which were owned by Coinmach Laundry. Coinmach Laundry completed the Transaction in July 2000, pursuant to which it was acquired by an affiliate of GTCR Fund IV. For more information concerning the Transaction, see
Item 1 -- "Business - General Development of Business."

Change of Control

         Pursuant to the terms of the Credit Agreement relating to the Senior Credit Facility, upon the occurrence of an Event of Default (as defined in such Credit Agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of Common Stock issued to Coinmach Laundry and pledged to such lenders by Coinmach Laundry pursuant to the terms and conditions of the Credit Agreement and the Holdings Pledge Agreement (as defined in the Credit Agreement).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Services

         During the last fiscal year, the Company paid Mr. Chapman, a director of the Company, $180,000 for general financial advisory and investment banking services.

Registration Rights Agreement

         The Company, GTCR Fund IV, MCS and Messrs. Blatt, Doyle, Stanky and Chapman are parties to a registration rights agreement, dated July 26, 1995 (the "Company Registration Agreement"), pursuant to which the Company granted such parties certain rights with respect to the registration under the Securities Act, for resale to the public, of their respective Registrable Securities (as defined in the Company Registration Agreement). The Company Registration Agreement provides that, among other things, GTCR Fund IV has the right to "demand" registrations under the Securities Act with respect to all or a portion of GTCR Fund IV's Registrable Securities. The

Company Registration Agreement also provides for customary provisions regarding the priority among holders of securities with respect to the number of shares to be registered pursuant to any demand or piggyback registration and indemnification by the Company of the holders of Registrable Securities.

Certain Loans to Members of Management

         As of June 8, 2001, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan) and Mr. Blatt owed the Company $333,261 and $263,261, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through MCS) and Mr. Blatt equaled $395,257 and $275,257, respectively, plus interest accrued thereon. The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes dated July 26, 1995 in the original principal amount of $52,370, and (ii) two promissory notes dated May 3, 1996 in the original principal amount of $21,797. Each such note
(i) accrues interest at a rate of 8% per annum, (ii) was delivered to the Company in connection with the purchase of the Company's securities by MCS and Mr. Blatt and (iii) is secured by pledges of all the Coinmach Laundry common stock held by MCS and Mr. Blatt. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1996, respectively. During the 2001 12-Month Period, the Company forgave the repayment of approximately (i) $6,546 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the fifth installment of principal and interest owed by MCS and Mr. Blatt under the notes dated January 31, 1995 and July 26, 1995, and (ii) $2,725 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the third installment of principal and interest owed by MCS and Mr. Blatt under the note dated May 3, 1996. On May 5, 1999, the Company agreed to extend a loan of $250,000 to Mr. Blatt, which loan is evidenced by a promissory note providing, among other things, that such loan
(i) be repaid in a single payment on the third anniversary of such loan and (ii) accrue interest at a rate of 8% per annum. A principal payment of $20,000 was made by Mr. Blatt on June 7, 1999. Such loan is also secured by a pledge of all the Coinmach Laundry common stock held by Mr. Blatt.

         Relocation Loans

         In connection with the Company's establishment of a corporate development office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, the Company extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 ($300,000 of which is reflected in the $333,261 owed by Mr. Kerrigan to the Company as of June 8, 2001) and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan. The Company forgave an aggregate of $60,000 on the Denson Loan, $20,000 of which was forgiven during the 2001 12-Month Period and $20,000 of which was forgiven during the 2000 Fiscal Year. The loan to Mr. Kerrigan (the "Kerrigan Loan") provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Board determined to extend the Kerrigan loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by the Company on such Payment Date. If Mr. Kerrigan ceases to be employed by the Company as a result of (i) a change in control of the Company, (ii) the death or disability of Mr. Kerrigan while employed by the Company or (iii) a termination by Mr. Kerrigan for cause (as defined in the Kerrigan Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as a part of this report:

              (1) Financial  Statements -- see Index to Financial Statements
                  appearing on Page F-1.

              (2) Exhibits:

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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

4.1 Indenture, dated as of November 30, 1995, by and between Coinmach, as Issuer, and Fleet National Bank of Connecticut (formerly, Shawmut Bank Connecticut, National Association) ("Fleet"), as Trustee (incorporated by reference from exhibit number 4.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.2 First Supplemental Indenture, dated as of December 11, 1995, by and between Coinmach, as Issuer, and Fleet, as Trustee (incorporated by reference from exhibit number 4.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.3 First Supplemental Indenture, dated as of November 28, 1995, by and between Solon Automated Services, Inc. ("Solon") and U.S. Trust Company of New York, as Trustee (incorporated by reference from exhibit number 4.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.4 Registration Rights Agreement, dated as of November 30, 1995, by and between Coinmach and Lazard Freres & Co. LLC ("Lazard"), as Initial Purchaser (incorporated by reference from exhibit number 4.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.5 Addendum to Registration Rights Agreement, dated December 14, 1995, by and between Coinmach and Lazard, as Initial Purchaser (incorporated by reference from exhibit number 4.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.6 Form of Global Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

4.7 Form of Physical Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.1 Purchase Agreement, dated as of January 31, 1995, by and among The Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the stockholders of CIC and Coinmach Holding Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.2 Equity Purchase Agreement, dated as of January 31, 1995, by and between TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.3 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR and President and Fellows of Harvard College ("Harvard"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.4 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR, MCS Capital Management, Inc. and Stephen R. Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.5 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. ("MCS") (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.6 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.7 Promissory Note, dated January 31, 1995, of MCS in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.8 Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.9 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Stephen R. Kerrigan, MCS and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.10 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.10 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Mitchell Blatt and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.11 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.11 Senior Management Agreement, dated January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Robert M. Doyle and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.12 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.12 Employment Agreement, dated as of August 4, 1995, by and between Solon and John E. Denson (incorporated by reference from exhibit number 10.13 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.13 Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.14 Stock Purchase Agreement, dated as of March 7, 1995, by and among Ford Coin Laundries, Inc., Kwik Wash Laundries, Inc., Solon and the Sellers (incorporated by reference from exhibit number 10.15 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.15 Dealer Manager Agreement, dated October 20, 1995, by and among TCC, Solon, Lazard and Fieldstone Private Capital Group, L.P. ("Fieldstone") (incorporated by reference from exhibit number 10.17 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.16 Purchase Agreement, dated November 15, 1995, by and among TCC, Solon and Lazard (incorporated by reference from exhibit number 10.18 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.17 Addendum to Purchase Agreement, dated December 11, 1995, by and between Coinmach and Lazard (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.18 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.19 Commitment Letter, dated November 22, 1996, from Bankers Trust Company ("Bankers Trust"), First Union Bank of North Carolina ("First Union") and Lehman Commercial Paper, Inc. ("Lehman"), addressed to Coinmach Laundry Corporation ("Coinmach Laundry") (incorporated by reference from exhibit
                    10.1 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

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

         (b)  Reports on Form 8-K.

              During the 2001 12-Month Period, the Company did not file any reports on Form 8-K.

         (c)  Exhibits -- See (a)(2) above.

         (d)  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 12, 2001.

                              COINMACH CORPORATION


                              By:   /s/ STEPHEN R. KERRIGAN
                                 -----------------------------------------------
                                   Stephen R. Kerrigan
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 12, 2001           By:   /s/ STEPHEN R. KERRIGAN
                                 -----------------------------------------------
                                   Stephen R. Kerrigan
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: June 12, 2001           By:   /s/ MITCHELL BLATT
                                 -----------------------------------------------
                                   Mitchell Blatt
                                   Director, President and
                                   Chief Operating Officer


Date: June 12, 2001           By:   /s/ ROBERT M. DOYLE
                                 -----------------------------------------------
                                   Robert M. Doyle
                                   Chief Financial Officer,
                                   Senior Vice President
                                   Secretary and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)


Date: June 12, 2001           By:   /s/ JOHN E. DENSON
                                 -----------------------------------------------
                                   John E. Denson
                                   Senior Vice President - Corporate Development


Date: June 12, 2001           By:   /s/ MICHAEL STANKY
                                 -----------------------------------------------
                                   Michael Stanky
                                   Senior Vice President

                      Coinmach Corporation and Subsidiaries

                   Index to Consolidated Financial Statements


Report of Independent Auditors............................................  F-2

As of March 31, 2001 and March 31, 2000:
   Consolidated Balance Sheets............................................  F-3

For the  periods from July 1, 2000 to March 31,  2001 and from  April 1,
   2000 to June 30, 2000 and for the years ended March 31, 2000 and 1999:

   Consolidated Statements of Operations..................................  F-5
   Consolidated Statements of Stockholder's Equity (Deficit)..............  F-6
   Consolidated Statements of Cash Flows..................................  F-7

Notes to Consolidated Financial Statements................................  F-9

Schedule II - Valuation and Qualifying Accounts:
   For the periods from July 1, 2000 to March 31, 2001 and from April 1,
   2000 to June 30, 2000 and for the years ended March 31, 2000 and 1999..  F-31

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                         Reports of Independent Auditors

To the Board of Directors of
   Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 2001
(post-transaction) and March 31, 2000 (pre-transaction), and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000 and each of the two years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2001 (post-transaction) and March 31, 2000 (pre-transaction), and the consolidated results of their operations and their cash flows for the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000 and each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ ERNST & YOUNG LLP


Melville, New York
June 5, 2001

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)


                                                       March 31
                                             2001                 2000
                                      ----------------------------------------
                                      (Post-Transaction)    (Pre-Transaction)

Assets
Cash and cash equivalents              $    25,859             $ 23,174
Receivables, less allowance
  of $998 and $638                          10,070               10,206
Inventories                                 13,362               17,770
Prepaid expenses                             7,755                6,899
Advance location payments                   74,233               77,212
Land, property and equipment:
   Laundry equipment and fixtures          313,492              361,291
   Land, building and improvements           5,471               41,693
   Trucks and other vehicles                13,023               13,819
                                      ----------------------------------------
                                           331,986              416,803

   Less accumulated depreciation
     and amortization                      (55,982)            (179,643)
                                      ----------------------------------------
Net property and equipment                 276,004              237,160


Contract rights, net of accumulated
   amortization of $33,404 and $102,307    376,779              384,680
Goodwill, net of accumulated
   amortization of $14,529 and $28,248     215,317              101,253
Other assets                                14,695               17,271
                                      ----------------------------------------
Total assets                            $1,014,074             $875,625
                                      ========================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)


                                                          March 31
                                                2001                    2000
                                       ----------------------------------------
                                       (Post-Transaction)      (Pre-Transaction)

Liabilities and stockholder's
  equity (deficit)
Accounts payable and accrued expenses     $    35,332             $    33,934
Accrued rental payments                        28,482                  28,445
Accrued interest                               15,939                  15,786
Deferred income taxes                          85,801                  74,022
11-3/4% Senior Notes due 2005                 296,655                 296,655
Premium on 11-3/4% Senior Notes, net            5,555                   6,789
Credit facility indebtedness                  395,331                 382,020
Other long-term debt                            5,983                   5,144
Due to parent                                  53,208                  62,973

Stockholder's equity (deficit):
   Common stock, par value $.01:
     1,000 shares authorized, 100
     shares issued and outstanding                  -                       -
   Capital in excess of par value             117,391                  41,391
   Accumulated deficit                        (25,603)                (71,513)
                                       ----------------------------------------
                                               91,788                 (30,122)
   Notes receivable from management                 -                     (21)
                                       ----------------------------------------
Total stockholder's equity (deficit)           91,788                 (30,143)
                                       ----------------------------------------
Total liabilities and stockholder's
  equity (deficit)                       $  1,014,074             $   875,625
                                       ========================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Operations

                            (In thousands of dollars)



                                     July 1, 2000         April 1, 2000
                                     to March 31,           to June 30,         Year ended March 31,
                                         2001                  2000              2000            1999
                                    -----------------------------------------------------------------------
                                         Post-                 Pre-              Pre-             Pre-
                                      Transaction          Transaction       Transaction      Transaction

Revenues                                $ 393,890          $   134,225       $    527,079     $   505,323

Costs and expenses:
   Laundry operating expenses             264,839               89,844            349,925         331,647
   General and administrative               6,741                2,144              8,808           9,024
   Depreciation and amortization          102,727               31,557            123,002         113,448
                                       --------------------------------------------------------------------
                                          374,307              123,545            481,735         454,119
                                       --------------------------------------------------------------------

Operating income                           19,583               10,680             45,344          51,204

Interest expense, net                      52,391               16,661             67,232          65,901
                                       --------------------------------------------------------------------
Loss before income taxes                  (32,808)              (5,981)           (21,888)        (14,697)
                                       --------------------------------------------------------------------

Provision (benefit) for income taxes:
   Current                                   (145)                 544              1,743           1,264
   Deferred                                (7,060)              (1,873)            (7,552)         (4,343)
                                       --------------------------------------------------------------------
                                           (7,205)              (1,329)            (5,809)         (3,079)
                                       --------------------------------------------------------------------
Net loss                                $ (25,603)         $    (4,652)      $    (16,079)    $   (11,618)
                                       ====================================================================


See accompanying notes.

                      Coinmach Corporation and Subsidiaries

            Consolidated Statements of Stockholder's Equity (Deficit)

                  (In thousands of dollars, except share data)

                                                                                                                      Total
                                           Common Stock          Capital in                       Receivables      Stockholder's
                                                                  Excess of      Accumulated         from             Equity
                                      Shares         Amount       Par Value        Deficit        Management         (Deficit)
                                  ------------------------------------------------------------------------------------------------

Balance, March 31, 1998                   100        $     -      $  41,391        $(43,816)          $(169)       $   (2,594)
   Forgiveness of receivables
     from management                        -              -              -               -              84                84
   Net loss (pre-transaction)               -              -              -         (11,618)              -           (11,618)
                                  ------------------------------------------------------------------------------------------------
Balance, March 31, 1999                   100              -         41,391         (55,434)            (85)          (14,128)
   Forgiveness of receivables
     from management                        -              -              -               -              64                64
   Net loss (pre-transaction)               -              -              -         (16,079)              -           (16,079)
                                  ------------------------------------------------------------------------------------------------
Balance, March 31, 2000                   100              -         41,391         (71,513)            (21)          (30,143)
   Forgiveness of receivables
     from management                        -              -             -                -              21                21
   Net loss (pre-transaction)               -              -             -           (4,652)              -            (4,652)
                                  ------------------------------------------------------------------------------------------------
Balance, June 30, 2000
   (pre-transaction)                      100              -      $  41,391      $  (76,165)          $   -        $  (34,774)
                                  ================================================================================================
   Application of push-down
     accounting                           100              -      $ 117,391               -                            117,391
   Net loss (post-transaction)              -              -              -         (25,603)                          (25,603)
                                  ------------------------------------------------------------                    ----------------
Balance, March 31, 2001                   100        $     -      $ 117,391      $  (25,603)                       $   91,788
                                  ============================================================                    ================

See accompanying notes.

                      Coinmach Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In thousands of dollars)


                                             July 1, 2000 to    April 1, 2000
                                                March 31,        to June 30,       Year ended March 31
                                                  2001              2000          2000            1999
                                          ------------------------------------------------------------------
                                                  Post-              Pre-          Pre-            Pre-
                                               Transaction        Transaction   Transaction     Transaction
Operating activities
Net loss                                    $    (25,603)      $    (4,652)    $  (16,079)      $  (11,618)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                45,124            15,214         56,601           52,135
     Amortization of advance
       location payments                          19,063             6,122         24,622           20,339
     Amortization of intangibles                  38,540            10,221         41,779           40,974
     Deferred income taxes                        (7,060)           (1,873)        (7,552)          (4,343)
     Amortization of debt discount and
       deferred issue costs                          981               431          1,681            1,730
     Amortization of premium on 11-3/4%
       Senior Notes                                 (925)             (309)        (1,234)          (1,235)
     Stock based compensation                          -                88            652            1,120
     Change in operating assets and
       liabilities, net of businesses
       acquired:
         Other assets                             (1,582)           (1,295)        (2,733)          (1,463)
         Receivables, net                          3,205            (1,536)        (2,099)             469
         Inventories and prepaid expenses           (837)              910         (1,582)          (1,576)
         Accounts payable and accrued
           expenses, net                          (8,105)            3,087         (3,583)           5,457
         Accrued interest, net                     9,154            (9,001)           270            1,052
                                          -----------------------------------------------------------------
Net cash provided by operating activities         71,955            17,407         90,743          103,041
                                          -----------------------------------------------------------------

Investing activities
Additions to property and equipment              (46,917)          (18,063)       (69,317)         (62,082)
Advance location payments to
  location owners                                (13,703)           (6,210)       (19,087)         (22,052)
Additions to net assets related to
   acquisitions of businesses                     (5,582)                -              -          (97,531)
                                          -----------------------------------------------------------------
Net cash used in investing activities            (66,202)          (24,273)       (88,404)        (181,665)
                                          -----------------------------------------------------------------

                      Coinmach Corporation and Subsidiaries

                            (In thousands of dollars)

                                       July 1, 2000     April 1, 2000
                                        to March 31,     to June 30,         Year ended March 31
                                            2001             2000           2000           1999
                                      ---------------------------------------------------------------
                                            Post-            Pre-           Pre-            Pre-
                                         Transaction     Transaction      Transaction     Transaction
Financing activities
Proceeds from credit facility           $   27,242      $   15,500       $   40,936      $  126,173
Repayments to credit facility              (23,082)         (6,349)         (42,919)        (38,437)
Net repayments to parent                    (6,313)            (47)            (397)         (1,293)
Repayments of bank and other
  borrowings                                   (74)             (4)            (398)           (431)
Principal payments on capitalized
  lease obligations                         (2,244)           (831)          (2,902)         (2,894)
Deferred debt issuance costs                     -               -                -            (430)
                                      ---------------------------------------------------------------
Net cash (used in) provided by
  financing activities                      (4,471)          8,269           (5,680)         82,688
                                      ---------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                       1,282           1,403           (3,341)          4,064
Cash and cash equivalents,
  beginning of period                       24,577          23,174           26,515          22,451
                                      ---------------------------------------------------------------
Cash and cash equivalents,
  end of period                         $   25,859      $   24,577       $   23,174      $   26,515
                                      ===============================================================

Supplemental disclosure of
  cash flow information
Interest paid                           $   42,898      $   25,772       $   66,543      $   64,418
                                      ===============================================================
Income taxes paid                       $    1,015      $      629       $    2,829      $      477
                                      ===============================================================

Noncash financing activities
Acquisition of fixed assets
  through capital leases                $    2,458      $    1,534       $    3,361      $    2,307
                                      ===============================================================

See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Coinmach Corporation, a Delaware corporation, and its subsidiaries (collectively the "Company"). The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC"). The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment and collecting revenues generated from laundry machines. At March 31, 2001, the Company owned and operated approximately 820,000 washers and dryers in approximately 80,000 locations on routes throughout the United States and in 181 retail laundromats (through its Kwik Wash division) throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. The Company also leases laundry equipment and other household appliances (through its Appliance Warehouse division) to corporate relocation entities, individuals, property owners and managers of multi-family housing properties. All material intercompany accounts and transactions have been eliminated in consolidation.

On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cresscy, Rauner Fund IV, L.P. ("GTCR Fund IV"), the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding Common Stock and Non-Voting Common Stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC.

The period during which Shares could be tendered in the Offer expired on July 7, 2000. Approximately 99% of the outstanding Shares were either tendered in the Offer and not withdrawn or contributed to CLC Acquisition by certain members of management of the Company and GTCR Fund IV. Effective July 13, 2000, CLC Acquisition was merged with and into CLC pursuant to the terms of the Merger Agreement. Each Share not tendered in the Offer was canceled and converted into the right to receive an amount per Share equal to $14.25, without interest thereon.

CLC,  in  connection  with  a  going-private  transaction  (the  "Transaction"), completed a merger on July 13, 2000 with CLC Acquisition. The Transaction was accounted for using the purchase method of accounting and, according to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, evaluations, estimations and other studies. References to the "pre-transaction" period refer to the Company prior to the date of the Transaction and references to the "post-transaction" period refer to the Company subsequent to the date of the Transaction. As a result, the financial statements presented for the post-transaction period are not comparable to the financial statements presented for the pre-transaction periods. The purchase price exceeded the fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed by approximately $124.2 million, which was allocated to goodwill. In applying

                      Coinmach Corporation and Subsidiaries
push-down  accounting,   the  Company  adjusted  its  accounts  as  follows  (in
thousands):

           Property and equipment                 $    28,516
           Contract rights                             24,871
           Goodwill                                   124,165
           All other assets                            (4,676)
                                                ----------------

                                                  $   172,876
                                                ================

           Deferred taxes                         $    20,711
           Capital in excess of par value              76,000
           Accumulated deficit                         76,165
                                                ----------------
                                                  $   172,876
                                                ================


Had the Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the pre-transaction period ended June 30, 2000.

                      Coinmach Corporation and Subsidiaries

2. Summary of Significant Accounting Policies

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

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $21.1 million for the period from July 1, 2000 to March 31, 2001 (post-transaction), $10.8 million for the period from April 1, 2000 to June 30, 2000 (pre-transaction), and $29.1 million and $25.3 million, for the years ended March 31, 2000 (pre-transaction) and 1999 (pre-transaction), respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                      Coinmach Corporation and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                              March 31
                                      2001                2000
                               ---------------------------------------
                                Post-Transaction    Pre-Transaction

Laundry equipment                  $     9,505         $    13,273
Machine repair parts                     3,857               4,497
                               ---------------------------------------
                                   $    13,362         $    17,770
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

The cost of installing laundry machines is capitalized and included with laundry equipment. Decorating costs, which represent the costs of refurbishing and decorating laundry rooms in property-owner facilities, are capitalized and included with leasehold improvements.

Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in income. Maintenance and repairs are charged to operations currently, and replacements of laundry machines and significant improvements are capitalized.

                      Coinmach Corporation and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Goodwill and Contract Rights

Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over a period of 15 years. The goodwill which arose in the business combinations described in Note 3 is presented for historical purposes. Such goodwill was adjusted to a new basis as the result of push-down accounting as described in
Note 1. On May 22, 2001, the Financial Accounting Standards Board ("FASB") announced that it had completed redeliberations of the provisions in the 2001 FASB Exposure Draft (Revised), Business Combinations and Intangible Assets - Accounting for Goodwill, and expressed its support for the tentative decisions reached. Included among those tentative decisions is a provision which states that goodwill should not be amortized, but should be tested at least annually for impairment at the reporting unit level. The new accounting for goodwill would be effective for fiscal years beginning after December 15, 2001, and therefore, the Company would be required to adopt the new accounting on April 1, 2002. The Company will be permitted to adopt the new accounting on April 1, 2001, provided it had not previously issued its financial statements for the quarter ending June 30, 2001. The FASB is presently drafting the final statements, and plans to issue those statements by the second half of July 2001. Management is unable at this time to determine when the new accounting will be adopted by the Company; however, such accounting will be adopted no later than April 1, 2002.

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations pursuant to acquisition, are amortized on a straight-line basis over the period of expected benefit of approximately 15 years and are based on an independent appraisal. Amortization of contract rights during the post-transaction period amounted to approximately $26.1 million, of which approximately $5.9 million represented the value of contract rights relating to locations not renewed. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

Management evaluates the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

                      Coinmach Corporation and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Advance Location Payments

Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is shown separately on the Balance Sheet as a component of Prepaid Expenses.

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

                      Coinmach Corporation and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the requirement to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the asset. Company management believes that no impairment to its long-lived assets has occurred.

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

Currently, the Company's only exposure to derivatives is interest rate swap transactions (see Note 5b) and, therefore, the Company does not believe that SFAS No. 133 will have a significant impact on the earnings and financial position of the Company. The Company will adopt the Statement as required for its first quarter filing of the year ending March 31, 2002.


Reclassifications

Certain  amounts  in  the   pre-transaction   financial   statements  have  been
reclassified for presentation purposes.

                      Coinmach Corporation and Subsidiaries

3. Business Combinations

On June 5, 1998, the Company completed the acquisition (the "G&T Acquisition") of Gordon & Thomas Company, Inc. ("G&T") for a cash purchase price of approximately $58 million, excluding transaction expenses, and the assumption of certain liabilities. G&T operated approximately 36,000 washers and dryers, and provided outsourced laundry equipment services to multi-family properties throughout New York and New Jersey. The excess of cost over net tangible assets acquired of approximately $50.2 million was allocated to contract rights in the pre-transaction period.

During the 1999 fiscal year, the Company made acquisitions of several small route businesses for cash purchase prices aggregating approximately $39.5 million. The excess of cost over the net assets acquired amounted to approximately $33.1 million, of which approximately $26.7 million was allocated to contract rights and approximately $6.4 million was allocated to goodwill in the pre-transaction period.

All acquisitions have been accounted for as purchases and, accordingly, assets and liabilities were recorded at their estimated fair values at the dates of acquisition and the results of operations were included subsequent to those dates.

Unaudited pro forma combined results of operations of the Company and the 1999 acquired businesses, as if the acquisitions had taken place at the beginning of 1999, is not presented as such pro-forma information would be substantially the same as results of operations as presented for 1999.

4. Receivables

Receivables consist of the following (in thousands):

                                                   March 31
                                            2001             2000
                                      -----------------------------------
                                      Post-Transaction  Pre-Transaction

Trade receivables                         $   10,084      $   9,725
Other                                            984          1,119
                                      -----------------------------------
                                              11,068         10,844
Allowance for doubtful accounts                  998            638
                                      -----------------------------------
                                          $   10,070      $  10,206
                                      ===================================

                      Coinmach Corporation and Subsidiaries

5. Debt

Debt consists of the following (in thousands):

                                                      March 31
                                               2001              2000
                                         -----------------------------------
                                         Post-Transaction  Pre-Transaction

11-3/4% Senior Notes due 2005               $   296,655         $296,655
Premium on 11-3/4% Senior Notes, net              5,555            6,789
Credit facility indebtedness                    395,331          382,020
Obligations under capital leases                  5,666            4,748
Other long-term debt with varying
  terms and maturities                              317              396
                                         -----------------------------------
                                            $   703,524         $690,608
                                         ===================================

a. 11-3/4% Senior Notes

On October 8, 1997, the Company completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11-3/4% Series C Senior Notes due 2005 (the "Series C Notes") on substantially identical terms as its then outstanding Series B 11-3/4% Senior Notes due 2005 (the "Series B Notes"). The gross proceeds from the Bond Offering were $109.875 million, of which $100 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the Series C Notes. The premium is being amortized by the Company utilizing the interest method, as a reduction of interest expense through November 2005. The Company used approximately $105.4 million of the net proceeds from the Bond Offering to repay indebtedness outstanding under its senior financing arrangement. On December 23, 1997, the Company commenced an offer to exchange (the "Exchange Offer") up to $296.7 million of its registered 11-3/4% Senior Notes due 2005 (the "11-3/4% Senior Notes") for any and all of its Series C Notes and its Series B Notes. The Exchange Offer expired on February 6, 1998, and as of such date the holders of 100% of the outstanding Series B Notes and Series C Notes tendered such notes in the Exchange Offer.

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

                      Coinmach Corporation and Subsidiaries

5. Debt (continued)

b. Credit Facility

The Company's existing credit facility with Bankers Trust Company ("Banker's Trust"), First Union National Bank of North Carolina ("First Union") and certain other lending institutions, as amended (the "Amended and Restated Credit Facility"), provides for an aggregate of $485 million of secured financing consisting of: (i) a $160 million revolving credit facility currently bearing interest at a monthly Eurodollar rate offered by the administrative agent to financial institutions in New York (the "Eurodollar Rate") plus 2.00%; (ii) a $75 million Tranche A term loan facility currently bearing interest at a monthly Eurodollar Rate plus 2.50% and (iii) a $250 million Tranche B term loan facility currently bearing interest at a monthly Eurodollar Rate plus 2.75%. The Amended and Restated Credit Facility also provides for up to $10 million of letter of credit financings. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the Amended and Restated Credit Facility. Under the Amended and Restated Credit Facility, the revolver matures on December 31, 2003, the Tranche A term loan facility matures on December 31, 2004 and the Tranche B term loan facility matures on June 30, 2005.

On January 12, 2000, the Amended and Restated Credit Facility was amended to provide, among other things, that the working capital revolving credit facility and the acquisition revolving credit facility be combined into a single revolving credit facility without increasing the total aggregate amount of such revolving credit facility ($160 million) which revolving credit facility is available for general corporate purposes, including acquisitions.

On November 21, 2000, the Amended and Restated Credit Facility was amended to provide for an additional $50 million in the form of a Tranche B term loan payable on terms identical to the original Tranche B term loan. Such funds were used to reduce the amount outstanding under the revolving line of credit by $50 million.

Interest on the Company's borrowings under the Amended and Restated Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum no greater than the base rate or the Eurodollar rate (in each case, as defined in the Amended and Restated Credit Facility). Subject to the terms and conditions of the Amended and Restated Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans.

                      Coinmach Corporation and Subsidiaries

5. Debt (continued)

At  March  31,  2001,  the  monthly  variable   Eurodollar   interest  rate  was
approximately 5.12%.

The Company entered into swap agreements to reduce its exposure to fluctuations in interest rates relating to its variable rate debt portfolio. On February 23, 1998, the Company entered into a 33-month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.71% on the Amended and Restated Credit Facility. The fair value of this swap agreement at March 31, 2000, as estimated by a dealer, was approximately $328,000 unfavorable. This agreement expired on November 15, 2000.

On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of the Amended and Restated Credit Facility. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million and to reduce the fixed monthly LIBOR rate to 5.515%. The new expiration date is November 15, 2002. The fair value of this swap transaction at March 31, 2001, as estimated by a dealer, was approximately $2.0 million unfavorable and at March 31, 2000 was approximately $5.1 million favorable.

On April 7, 1998, the Company entered into a 31-month $75 million notional amount interest rate swap transaction with Bankers Trust, to fix the monthly LIBOR interest rate at 5.75% on the Amended and Restated Credit Facility. The fair value of this swap transaction at March 31, 2000, as estimated by a dealer, was approximately $308,000 unfavorable. This agreement expired November 15, 2000.

On October 12, 2000, the Company entered into a 25-month $25 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 6.31% on the Amended and Restated Credit Facility. On December 7, 2000, the Company amended the October 12, 2000 swap agreement with First Union to increase the notional amount to $50 million and to reduce the fixed monthly LIBOR rate to 6.14%. The expiration date remained the same at November 15, 2002. The fair value of this swap transaction at March 31, 2001, as estimated by a dealer, was approximately $1.75 million unfavorable.

At March 31, 2001, the aggregate notional amount under the Company's swap agreements was $225 million, and the aggregate fair values were unfavorable by approximately $3.75 million.

                      Coinmach Corporation and Subsidiaries

5. Debt (continued)

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

Debt outstanding under the Amended and Restated Credit Facility consisted of the following (in thousands):

                                                        March 31
                                                 2001             2000
                                           -----------------------------------
                                           Post-Transaction  Pre-Transaction

Tranche term loan A, quarterly
   payments of $250, increasing to
   $5,000 on March 31, 2003 and
   $12,500 on March 31, 2004
   (Interest rate of approximately
   7.89% at March 31, 2001)                   $    71,750      $    72,750

Tranche term loan B, quarterly
   payments of $625 with the final
   payment of $233,875 on
   June 30, 2005 (Interest rate of
   approximately 8.22% at March 31, 2001)         243,875          196,000

Revolving line of credit                           79,706          113,270
                                           -----------------------------------
                                              $   395,331      $   382,020
                                           ===================================


In addition, as of March 31, 2001, the amount available on the revolving portion of the Amended and Restated Credit Facility was approximately $77.6 million. The aggregate maturities of debt (exclusive of the premium on the 11-3/4% Senior Notes, net) during the next five years as of March 31, 2001 are as follows (in thousands):

             Years Ending
              March 31,                    Principal Amount
             -----------                   ----------------

                 2002                        $     6,419
                 2003                             10,226
                 2004                             30,745
                 2005                            119,961
                 2006                            530,618
                 Thereafter                           --
                                            ------------
                 Total debt                  $   697,969
                                            ============

6. Retirement Savings Plan

The Company  maintains a defined  contribution  plan meeting the  guidelines  of
Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

                      Coinmach Corporation and Subsidiaries

6. Retirement Savings Plan (continued)

Contributions to such plan amounted to approximately $347,000 for the period from July 1, 2000 to March 31, 2001 (post-transaction), $127,000 for the period from April 1, 2000 to June 30, 2000 (pre-transaction) and $395,000 and $339,000 for the years ended March 31, 2000 (pre-transaction) and 1999 (pre-transaction), respectively.

The Company does not provide any other post-retirement benefits.

7. Income Taxes

The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                        March 31
                                               2001                  2000
                                      -----------------------------------------
                                      Post-Transaction        Pre-Transaction
Deferred tax liabilities:
   Accelerated tax depreciation
     and contract rights                  $  112,551               $92,493
   Other, net                                  1,714                 2,624
                                      -----------------------------------------
                                             114,265                95,117
                                      -----------------------------------------
Deferred tax assets:
   Net operating loss carryforwards           25,991                16,328
   Stock compensation expense                      -                 1,760
   AMT credit                                  1,696                 2,499
   Covenant not to compete                       777                   508
                                      -----------------------------------------
                                              28,464                21,095
                                      -----------------------------------------
Net deferred tax liability                $   85,801               $74,022
                                      =========================================

                      Coinmach Corporation and Subsidiaries

7. Income Taxes (continued)

The net operating loss carryforwards of approximately $63.5 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2002 through 2021. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The benefit for income taxes consists of (in thousands):


         July 1, 2000   April 1, 2000
              to             to          Year Ended March 31
        March 31, 2001  June 30, 2000      2000          1999
       -----------------------------------------------------------
            Post-           Pre-           Pre-          Pre-
         Transaction    Transaction      Transaction   Transaction


Federal   $ (5,648)      $ (1,114)       $ (4,841)     $ (2,561)
State       (1,557)          (215)           (968)         (518)
       -----------------------------------------------------------
          $ (7,205)      $ (1,329)       $ (5,809)     $ (3,079)
       ===========================================================

                      Coinmach Corporation and Subsidiaries

7. Income Taxes (continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                 July 1, 2000    April 1, 2000
                                      to               to            Year Ended March 31,
                                   March 31,        June 30,
                                     2001             2000            2000          1999
                                -------------------------------------------------------------
                                      Post-           Pre-             Pre-          Pre-
                                  Transaction     Transaction       Transaction   Transaction

Expected tax benefit              $ (11,485)       $ (2,093)        $ (7,839)     $ (5,144)
State tax benefit, net of
   federal taxes                     (1,009)           (140)            (629)         (314)
Permanent book/tax differences:
   Goodwill                           3,843             653            2,600         2,552
   Alternative minimum tax              913               -                -             -
   Other                                533             251               59          (173)
                                 -----------------------------------------------------------
Tax provision/(benefit)           $  (7,205)       $ (1,329)        $ (5,809)     $ (3,079)
                                 ===========================================================

8. Related Party Transactions

In July 1996, CLC issued, in privately negotiated transactions, 79,029 shares of its Class B common stock to certain members of management of the Company. The Company recorded a stock based compensation charge in an amount of approximately $887,000 attributable to the issuance of such stock in 1997.

                      Coinmach Corporation and Subsidiaries

8. Related Party Transactions (continued)

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

On September 5, 1997, CLC granted certain nonqualified options (the "1997 Options") to certain members of management to purchase up to 200,000 shares of CLC Common Stock at an exercise price of $11.90 per share of CLC Common Stock. The fair market value of such grant of the 1997 Options was $21.25 per share as reported as the closing price by the Nasdaq Stock Market. The 1997 Options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period) commencing on September 5, 1997.

During May and July 1998, the Company granted to certain employees 248,500 non-qualified stock options and 31,244 non-qualified stock options (collectively, the "1998 Options") to a director of the Company at exercise prices ranging from $22.31 to $23.05 per share. The fair market value of the May 1998 grant of such options was $25.938 per share as reported as the closing price by the Nasdaq Stock Market, and the fair market value of the July 1998 grant of such options was $23.125 per share as reported as the closing price by the Nasdaq Stock Market. Such options vest in equal annual installments (20% vest immediately on the date of grant and the remainder vest over a four year period).

During May and July 1999, the Company granted 258,744 non-qualified options to certain directors and officers of the Company at prices ranging from $10.56 to $11.69 per share. The fair market value of the May 1999 grant of such options was $10.56 per share, as reported as the closing price by the Nasdaq Stock Market, and the Fair Market Value of the July 1999 grant of such options was $11.69 per share, as reported as the closing price by the Nasdaq Stock Market. Such options vest in equal installments (20% vest immediately on the date of grant and the remainder vest over a four year period).

On May 5, 1999, the Company repriced 197,000 nonqualified options previously granted to employees under the Plan such that the exercise price per share was changed from $22.31 to $14.00 per share. The repriced options otherwise remain governed in accordance with the terms and conditions set forth in the agreements pursuant to which such options were granted.

                      Coinmach Corporation and Subsidiaries

8. Related Party Transactions (continued)

The Company records the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the CLC Common Stock on the date of grant as a stock-based compensation charge over the applicable vesting period.

For the period from April 1, 2000 to June 30, 2000 (pre-transaction) and for the years ended March 31, 2000 (pre-transaction) and 1999 (pre-transaction) the Company recorded stock-based compensation charges of approximately $88,000, $588,000 and $1,036,000, respectively, relating to the options mentioned above. In future years there will be no stock compensation expense relating to the above-mentioned options.

As of March 31, 2001,  there were no  outstanding  options.

To finance certain acquisitions and provide working capital, CLC advanced to the Company approximately $38.2 million net, during 1998. Such advances are noninterest bearing and have no repayment terms.

In connection with the Company's establishment of a corporate office in Charlotte, North Carolina, and the relocation of an executive officer of the Company to such office in September 1996, the Company extended a loan to such officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amount forgiven of $50,000 was charged to general and administrative expenses for the period from April 1, 2000 to June 30, 2000 (pre-transaction) and for each of the years ended March 31, 2000 (pre-transaction) and 1999 (pre-transaction).

The balance of such loan of $300,000 and $350,000 is included in other assets as of March 31, 2001 (post-transaction) and March 31, 2000 (pre-transaction), respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. The balance of such loan of $230,000 is included in other assets as of March 31, 2001 (post-transaction).

                      Coinmach Corporation and Subsidiaries

9. Commitments and Contingencies

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $6,433 for the period from July 1, 2000 to March 31, 2001 (post-transaction), $2,144 for the period from April 1, 2000 to June 30, 2000 (pre-transaction) and for the years ended March 31, 2000 (pre-transaction) and 1999 (pre-transaction) were $8,163 and $7,227, respectively (in thousands).

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2001 (post-transaction) are as follows (in thousands):

                                                   Capital         Operating
                                               ---------------------------------

          2002                                   $    2,899        $   6,901
          2003                                        2,110            5,814
          2004                                          780            4,735
          2005                                          260            3,652
          2006                                           88            2,844
          Thereafter                                      -            5,888
                                               ---------------------------------
          Total minimum lease payments                6,137        $  29,834
                                                                   =============
          Less amounts representing interest            471
                                               ---------------
                                                 $    5,666
                                               ===============

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2001 (post-transaction) and 2000
(pre-transaction)   were   approximately   $2.7   million   and  $3.4   million,
respectively.

On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming CLC, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the CLC's public shareholders. The defendant's time to respond to the complaint has been adjourned indefinitely by agreement of the parties. Given that such acquisition proposal was not accepted by CLC, the Company believes this class action is without merit and that the ultimate disposition of such action will not have a material adverse effect on the Company (see Note 1).

                      Coinmach Corporation and Subsidiaries

9. Commitments and Contingencies (continued)

The Company is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition or results of operations of the Company.

In connection with insurance coverages, which include workers' compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

10. Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Amended and Restated Credit Facility, and other long-term debt approximates their fair value at March 31, 2001.

The carrying amount and related estimated fair value for the Company's 11-3/4% Senior Notes are as follows (in thousands):
                                                     Carrying       Estimated
                                                      Amount        Fair Value
                                                  -----------------------------

11-3/4% Senior Notes at March 31, 2001
   (post-transaction)(including premium of $5,555)    $302,210       $299,622
11-3/4% Senior Notes at March 31, 2000
   (pre-transaction)(including premium of $6,789)     $303,444       $292,205

The fair value of the 11-3/4% Senior Notes is based on quoted market prices.

                      Coinmach Corporation and Subsidiaries

11. Segment Information

The Company reports segment information for its only reportable segment, the Route Segment, and provides information for its non-reportable segments as All Other. The Route Segment, which comprises the Company's core business, provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis. All Other includes the following businesses aggregated: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals through the Appliance Warehouse division, (ii) operating, maintaining and servicing retail Laundromats through the Kwik Wash division, and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts, through its Super Laundry distribution subsidiary. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The  table  below  presents   information  about  the  Company's   segments  (in
thousands):


                              July 1, 2000 to     April 1 to
                                 March 31,         June 30,         Year ended March 31,
                                    2001             2000           2000           1999
                              -------------------------------    ---------------------------
                                   Post-             Pre-           Pre-            Pre-
                                Transaction       Transaction     Transaction    Transaction

Revenue:
   Route                         $337,257          $112,671         $446,370      $435,409
   All other:
     Retail laundromat             16,508             5,073           20,577        20,240
     Distribution                  26,026            12,256           46,279        38,587
     Rental                        14,099             4,225           13,853        11,087
                               ------------      ------------     ------------   -----------
         Subtotal other            56,633            21,554           80,709        69,914
                               ------------      ------------     ------------   -----------
   Total                         $393,890          $134,225         $527,079      $505,323
                               ============      ============     ============   ===========

                      Coinmach Corporation and Subsidiaries

11. Segment Information (continued)


                                 July 1, 2000       April 1,
                                      to               to
                                   March 31,        June 30,        Year Ended March 31
                                     2001             2000           2000          1999
                                -------------------------------   --------------------------
                                      Post-           Pre-           Pre-          Pre-
                                  Transaction     Transaction      Transaction   Transaction
EBITDA:
   Route                          $  119,915      $  40,493        $  161,228     $ 157,492
   All other                           9,136          3,888            15,926        16,184
Reconciling item:
   Corporate expenses                 (6,741)        (2,144)           (8,808)       (9,024)
                                 -------------- ---------------   -------------- ---------------
   Total                          $  122,310      $  42,237        $  168,346     $ 164,652
                                 ============== ===============   ============== ===============

Depreciation and
 amortization expense:
     Route                        $   83,511(a)   $  27,699        $  108,413     $ 100,492
     All other                         6,445          1,751             6,206         4,679
Reconciling item:
   Corporate                          12,771(b)       2,107             8,383         8,277
                                 -------------- --------------    -------------- ---------------
   Total                          $  102,727      $  31,557        $  123,002     $ 113,448
                                 ============== ==============    ============== ===============

Income before taxes:
   Route                          $   36,404      $  12,794        $   52,815     $  57,000
   All other                           2,691          2,137             9,720        11,505
                                 -------------- --------------    -------------- ---------------
   Subtotal                           39,095         14,931            62,535        68,505
Reconciling items:
   Corporate expense                  19,512          4,251            17,191        17,301
   Interest expense                   52,391         16,661            67,232        65,901
                                 -------------- --------------    --------------  --------------
   Loss before taxes              $  (32,808)     $  (5,981)       $  (21,888)    $ (14,697)
                                 ============== ==============    ============== ===============

                      Coinmach Corporation and Subsidiaries

11. Segment Information (continued)


                        July 1, 2000       April 1,
                             to               to
                          March 31,        June 30,          Year Ended March 31
                            2001             2000             2000          1999
                       -------------------------------  -----------------------------
                             Post-           Pre-             Pre-          Pre-
                         Transaction     Transaction        Transaction   Transaction
Expenditures for
  addition of
  long-lived assets:
     Route               $    53,610      $  20,759     $     77,644     $  173,062(c)
     All other                12,592          3,514           10,760          8,603
                         -------------- --------------  --------------   --------------
     Total               $    66,202      $  24,273     $     88,404     $  181,665
                         ============== ============== ===============   ==============

Segment assets:
   Route                 $   737,699                    $    816,170     $  849,203
   All other                  54,160                          44,421         37,612
   Corporate assets          222,502(d)                       15,034         13,844
                         ---------------                --------------   --------------
   Total                 $ 1,014,361                    $    875,625     $  900,659
                         ===============                ==============   ==============

(a) 2001 route depreciation and amortization expense includes $5.9 million representing the value of contract rights relating to locations not renewed.

(b) 2001 corporate depreciation and amortization expense includes amortization of goodwill arising from the Transaction (see Note 1).

(c) 1999 expenditures for additions of long-lived route assets includes $97,531 relating to acquisitions and related transaction costs, primarily due to the acquisition of G&T.

(d) 2001 corporate assets include goodwill arising from the Transaction (see Note 1).


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      COINMACH CORPORATION AND SUBSIDIARIES




               Col. A                        Col. B                         Col. C                       Col. D          Col. E
               ------                        ------                         ------                       ------          ------
                                                                           Additions
                                                             --------------------------------------
                                            Balance at                             Charged to other                    Balance at
                                           Beginning of      Charged to Costs         Accounts--      Deductions--    Beginning of
             Description                      Period           and Expenses            Describe         Describe         Period
-----------------------------------------------------------------------------------------------------------------------------------

PERIOD FROM JULY 1, 2000
TO MARCH 31, 2001:
Reserves and allowances deducted
from asset accounts:
     Allowance for uncollected accounts      $723,717            $274,283                                               $998,000


PERIOD FROM APRIL 1, 2000
TO JUNE 30, 2000:
Reserves and allowances deducted from
asset accounts:
     Allowance for uncollected accounts      $638,000            $ 85,717                                               $723,717

YEAR ENDED MARCH 31, 2000:
Reserves and allowances deducted from
asset accounts:
     Allowance for uncollected accounts      $618,000            $ 20,000                                               $638,000

YEAR ENDED MARCH 31, 1999:
Reserves and allowances deducted from
asset accounts:
     Allowance for uncollected accounts      $325,000            $293,000                                               $618,000




                                  EXHIBIT 21.1


                              LIST OF SUBSIDIARIES

NAME                                                 DOMESTIC JURISDICTION
----                                                 ---------------------
Super Laundry Equipment Corp.                               New York
Maquilados Automaticos, SA de CV                             Mexico
Automaticos, SA de CV                                        Mexico