Form 10-Q
period 2001-06-30
COINMACH CORP
filed 2001-08-08
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2001

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

AS OF THE CLOSE OF BUSINESS ON AUGUST 8, 2001, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.

                      COINMACH CORPORATION AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.

Financial Information                                                   Page No.
---------------------                                                   --------


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2001 (Unaudited) and March 31, 2001                          3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended June 30, 2001 and 2000                             4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended June 30, 2001 and 2000                             5

         Notes to Condensed Consolidated Financial Statements (Unaudited)      6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11


Item 3. Quantitative and Qualitative Disclosures About Market Risk            18


PART II

Other Information
-----------------

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities                                                 19

Item 3. Defaults Upon Senior Securities                                       19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     20

Item 6. Exhibits and Reports on Form 8-K                                      20

Signature Page                                                                21
--------------

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------
                                      (In thousands of dollars)

                                                                    June 30, 2001              March 31, 2001(1)
                                                              --------------------------- --------------------------
                                                                  (Post-transaction)         (Post-transaction)
                                                                     (Unaudited)

ASSETS:
Cash and cash equivalents                                         $    23,447                 $    25,859
Receivables, net                                                        9,716                      10,070
Inventories                                                            15,374                      13,362
Prepaid expenses                                                        7,828                       7,755
Advance location payments                                              73,743                      74,233
Land, property and equipment, net of accumulated
  depreciation of $70,834 and $55,982                                 276,993                     276,004
Contract rights, net of accumulated amortization of
  $41,533 and $33,404                                                 368,650                     376,779
Goodwill, net of accumulated amortization of $18,342
  and $14,529                                                         211,504                     215,317
Other assets                                                           13,576                      14,695
                                                                  -----------                 -----------
Total assets                                                      $ 1,000,831                 $ 1,014,074
                                                                  ===========                 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                             $    31,089                 $    35,332
Accrued rental payments                                                30,148                      28,482
Accrued interest                                                        6,878                      15,939
Interest rate swap liability                                            3,887                        --
Deferred income taxes                                                  82,402                      85,801
11 3/4% Senior Notes due 2005                                         296,655                     296,655
Premium on 11 3/4% Senior Notes due 2005, net                           5,246                       5,555
Credit facility indebtedness                                          402,217                     395,331
Other long-term debt                                                    6,343                       5,983

Due to Parent                                                          52,878                      53,208

Stockholder's equity:
  Common stock and capital in excess of par value                     117,391                     117,391
  Accumulated other comprehensive loss                                 (2,332)                       --
  Accumulated deficit                                                 (31,971)                    (25,603)
                                                                  -----------                 -----------
Total stockholder's equity                                             83,088                      91,788
                                                                  -----------                 -----------
Total liabilities and stockholder's equity                        $ 1,000,831                 $ 1,014,074
                                                                  ===========                 ===========

See accompanying notes

------
1. The March 31, 2001 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                    Three Months Ended
                                                    ------------------
                                                 June 30,          June 30,
                                                    2001             2000
                                             ---------------------------------
                                                  (Post-              (Pre-
                                               transaction)       transaction)

REVENUES                                          $135,823          $134,037

COSTS AND EXPENSES:

         Laundry operating expenses                 91,404            89,656
         General and administrative expenses         2,117             2,144
         Depreciation and amortization              33,423            31,557
                                                    ------            ------
                                                   126,944           123,357
                                                   -------           -------

OPERATING INCOME                                     8,879            10,680

INTEREST EXPENSE, NET                               17,091            16,661
                                                   -------            ------
LOSS BEFORE INCOME TAXES                            (8,212)           (5,981)

BENEFIT FOR INCOME TAXES                            (1,844)           (1,329)
                                                   -------           -------

NET LOSS                                           $(6,368)          $(4,652)
                                                   =======           =======


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -----------------------------------------------
                                                         (UNAUDITED)
                                                         -----------
                                                  (In thousands of dollars)

                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                       June 30,              June 30,
                                                                                         2001                  2000
                                                                                 --------------------- ---------------------
                                                                                  (Post-transaction)    (Pre-transaction)
OPERATING ACTIVITIES:
         Net loss                                                                        $ (6,368)           $ (4,652)
           Adjustments to reconcile net loss to net cash
           provided by operating activities:
               Depreciation                                                                15,121              15,214
               Amortization of advance location payments                                    5,941               6,122
               Amortization of intangibles                                                 12,361              10,221
               Deferred income taxes                                                       (1,844)             (1,873)
               Amortization of premium on 11 3/4% Senior Notes                               (309)               (309)
               Amortization of debt discount and deferred issue costs                         477                 519
         Change in operating assets and liabilities:
            Other assets                                                                      (48)             (1,295)
            Receivables, net                                                                  354              (1,536)
            Inventories and prepaid expenses                                               (2,085)                910
            Accounts payable and accrued expenses, net                                     (2,986)              3,087
            Accrued interest, net                                                          (9,061)             (9,001)
                                                                                         --------            --------
         Net cash provided by operating activities                                         11,553              17,407
                                                                                         --------            --------

INVESTING ACTIVITIES:
         Additions to property and equipment                                              (14,920)            (18,063)
         Advance location payments to location owners                                      (4,994)             (6,210)
         Sale of property and equipment                                                       439                --
                                                                                         --------            --------
         Net cash used in investing activities                                            (19,475)            (24,273)
                                                                                         --------            --------

FINANCING ACTIVITIES:
         Proceeds from credit facility                                                     17,000              15,500
         Repayments to credit facility                                                    (10,114)             (6,349)
         Net repayments to parent                                                            (376)                (47)
         Repayments of bank and other borrowings                                             (130)                 (4)
         Principal payments on capitalized lease obligations                                 (870)               (831)
                                                                                         --------            --------
             Net cash provided by financing activities                                      5,510               8,269
                                                                                         --------            --------
             Net (decrease) increase in cash and cash equivalents                          (2,412)              1,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             25,859              23,174
                                                                                         --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 23,447            $ 24,577
                                                                                         ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                                   $ 25,998            $ 25,772
                                                                                         ========            ========
         Income taxes paid                                                               $    235            $    629
                                                                                         ========            ========
NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                              $  1,360            $  1,534
                                                                                         ========            ========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

        Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines. At June 30, 2001, the Company owned and operated approximately 825,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations on routes throughout the United States and in 169 retail laundromats (through its Kwik Wash division) located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. The Company also leases laundry machines and other household appliances (through its Appliance Warehouse division) to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

        In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Certain amounts in the pre-transaction financial statements have been reclassified for presentation purposes.

        On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC, which Merger was consummated on July 13, 2000 (collectively, the "Transaction").

                      COINMACH CORPORATION AND SUBSIDIARIES

1.  BASIS OF PRESENTATION (continued)

        The Transaction was accounted for using the purchase method of accounting and, according to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, evaluations, estimations and other studies. The purchase price exceeded the fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed by approximately $124.2 million, which was allocated to goodwill. In applying push-down accounting, the Company adjusted its accounts as follows (in thousands):

         Property and equipment                              $  28,516
         Contract rights                                        24,871
         Goodwill                                              124,165
         All other assets                                       (4,676)
                                                             ---------

                                                             $ 172,876
                                                             =========

         Deferred taxes                                      $  20,711
         Capital in excess of par value                         76,000
         Accumulated deficit                                    76,165
                                                             ---------

                                                             $ 172,876
                                                             =========


        References to the "pre-transaction" period refer to the Company prior to the Transaction and references to the "post-transaction" period refer to the Company subsequent to the Transaction. Accordingly, the financial statements presented for the post-transaction period are not comparable to the financial statements presented for the pre-transaction period.

        Had the Transaction taken place at April 1, 2000 on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the pre-transaction period ended June 30, 2000.


2.  GOODWILL

        Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over a period of 15 years. Such goodwill was adjusted to a new basis as the result of push-down accounting as described in Note 1. In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Included in Statement No. 142 is a provision which states that goodwill should not be amortized, but should be tested at least annually for impairment at the reporting unit level. The new accounting for goodwill is effective for fiscal years beginning after December 31, 2001, and therefore, the Company will be required to adopt the new accounting on April 1, 2002. The Company's amortization of goodwill currently amounts to approximately $15.2 million per year, or approximately $3.8 million per quarter.

                      COINMACH CORPORATION AND SUBSIDIARIES

3.  DEBT

     At June 30, 2001, the Company had outstanding debt consisting of (a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) $314.7 million of term loans, and (c) approximately $87.5 million under a revolving line of credit. The above-mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, CLC has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends.


4.  ACCOUNTING CHANGE

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is initially reported as a component of "Other Comprehensive Income" and subsequently reclassified into "Earnings" along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in "Earnings" immediately.

     The Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest income. Approximately $225 million of the Company's loans were designated as hedged items. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

     As a result of the adoption of SFAS 133, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section of stockholder's equity included in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2001 of approximately $2.3 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges under SFAS No. 133.

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  SEGMENT INFORMATION

        The Company reports segment information for its only reportable segment, the Route Segment, and provides information for its non-reportable segments as "All Other." The Route Segment, which comprises the Company's core business, provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis. All Other includes the following businesses aggregated: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals through the Appliance Warehouse division, (ii) operating, maintaining and servicing retail laundromats through the Kwik Wash division, and (iii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts, through its Super Laundry distribution subsidiary. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  SEGMENT INFORMATION (continued)

The table below presents information about the Company's segments (in thousands):

                                                QUARTER ENDED JUNE 30,
                                               2001             2000
                                         ----------------- ----------------
                                              (Post-            (Pre-
                                           transaction)      transaction)
Revenue:
   Route                                     $115,692          $112,483
   All other:
     Retail Laundromat                          5,536             5,073
     Distribution                               9,424            12,256
     Rental                                     5,171             4,225
                                         --------------------------------
         Subtotal other                        20,131            21,554
                                         --------------------------------

   Total                                     $135,823          $134,037
                                         ================================

EBITDA:
   Route                                     $ 41,391          $ 40,493
   All other                                    3,028             3,888
Reconciling items:
   General and administrative expenses         (2,117)           (2,144)
                                         --------------------------------
   Total                                     $ 42,302          $ 42,237
                                         ================================


Income before taxes:
   Route                                      $14,298           $12,794
   All other                                      870             2,137
                                         --------------------------------
        Subtotal                               15,168            14,931
Reconciling items:
   Corporate expenses                          (6,289)           (4,251)
   Interest expense                           (17,091)          (16,661)
                                         --------------------------------
        Loss before taxes                     $(8,212)          $(5,981)
                                         ================================

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

      Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

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

      The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company's most significant revenue source is its route business, accounting for approximately 85% of its revenue. The Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. Also included in laundry operating expenses are (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, (ii) the cost of sales associated with the equipment distribution business and (iii) certain expenses related to the operation of the Company's rental business and retail laundromats. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to location owners. These advance payments are capitalized and amortized over the life of the applicable leases.

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

      The Company's retail laundromat business, operating as its Kwik Wash division, consists of 169 retail laundromats located throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Kwik Wash is also responsible for maintaining the premises at each retail laundromat and for paying for utilities and related expenses.

      The Company's equipment rental business, operating as its Appliance Warehouse division, rents laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties as well as to individuals.

RESULTS OF OPERATIONS
---------------------

      The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

      COMPARISON  OF THE THREE  MONTH  PERIODS  ENDED JUNE 30, 2001 AND JUNE 30,
2000

      The following table sets forth the Company's net revenues for the periods indicated:

                                     Three months ended June 30,
                             ---------------------------------------------
                                 2001           2000           Change
                                 ----           ----           ------
Route                        $   115.7     $   112.5       $     3.2
Distribution                       9.4          12.2            (2.8)
Retail Laundromat                  5.5           5.1             0.4
Rental                             5.2           4.2             1.0
                             ---------     ---------       ---------
                             $   135.8     $   134.0       $     1.8
                             =========     =========       =========

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

         Revenue  increased  by  approximately   $1.8  million  or  1%  for  the
three-month period ended June 30, 2001, as compared to the prior year's corresponding period.

         Route revenue for the three months ended June 30, 2001 increased by approximately $3.2 million or 3% over the prior year's corresponding period. Management believes that the improvement in route revenue for the current quarter as compared to the prior year's corresponding period is the result of
(i) increased revenue from the existing machine base due primarily to price changes and machine installations and (ii) the timing of price changes and internal growth in machine count during the prior and current year.

         Distribution revenue for the three months ended June 30, 2001 decreased by approximately $2.8 million or 23% from the prior year's corresponding period. The decrease in the three month period ended June 30, 2001 was primarily the result of certain large retail laundromat customers experiencing financial difficulty, resulting in reduced machine purchases. In addition, sales from the distribution business unit are sensitive to general market conditions and as a result may experience fluctuations.

         Retail laundromat revenue for the three months ended June 30, 2001 increased by approximately $0.4 million or 9% over the prior year's corresponding period. The increase for the three month period was primarily due to greater same store revenues due primarily to pricing strategies implemented to address increased competition in this sector. This increase was partially offset by a reduction in revenue generated by 12 retail laundromats in the Houston area that were sold during May 2001. These 12 retail laundromats were not generating any net cash prior to such disposition.

         Rental revenue for the three months ended June 30, 2001 increased by approximately $1.0 million or 22% over the prior year's corresponding period. This increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

         Laundry operating expenses increased by approximately $1.7 million or 2% for the three month period ended June 30, 2001, as compared to the prior year's corresponding period. This increase in laundry operating expenses was due primarily to costs associated with the expansion into new markets in the rental and distribution businesses, an increase in commission expense related to increased route revenue as well as increased utility costs in the retail laundromat business. This increase was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% for both of the three month periods ended June 30, 2001 and 2000.

         General and administrative expenses decreased slightly for the three-month period ended June 30, 2001, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both of the three month periods ended June 30, 2001 and 2000.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------

         Depreciation and amortization expense increased by approximately 6% for the three-month period ended June 30, 2001 as compared to the prior year's corresponding period. The increase was primarily due to capital expenditures required by historical increases in the Company's installed base of machines as well as the application of push-down accounting resulting from the Transaction.

         Operating income margins were approximately 6.5% for the three month period ended June 30, 2001, as compared to approximately 8% for the corresponding period ended in 2000. The decrease in operating income margin was primarily due to increases in depreciation and amortization expenses in such period.

         Interest   expense,   net,   increased  by  approximately  3%  for  the
three-month period ended June 30, 2001, as compared to the prior year's corresponding period. The increase was primarily due to the increased borrowing levels under the Senior Credit Facility, offset by a decrease in interest rates on such credit facility as a result of general market rate decreases.

         EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization and is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         The following table sets forth the Company's EBITDA for the periods indicated:

                                     Three months ended June 30,
                             ---------------------------------------------
                                   2001           2000        Change
                                   ----           ----        ------
Route                         $    41.4       $   40.5      $    0.9
Distribution                        0.1            1.3          (1.2)
Retail Laundromat                   1.0            0.9           0.1
Rental                              1.9            1.6           0.3
G&A                                (2.1)          (2.1)          -
                              ---------       --------      --------
                              $    42.3       $   42.2      $    0.1
                              =========       ========      ========


         EBITDA was approximately $42.3 million for the three months ended June 30, 2001 as compared to approximately $42.2 million for the three months ended June 30, 2000. EBITDA margins declined to approximately 31.2% for the three months ended June 30, 2001, as compared to approximately 31.5% for the prior year's corresponding period. This decrease was primarily the result of increased operating expenses, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 2001, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $5.2 million) of approximately $705.2 million, which includes $296.7 million of Senior Notes and $402.2 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $85.4 million as of June 30, 2001.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of June 30, 2001 consisted of cash and cash equivalents of $23.4 million and available borrowings under its Senior Credit Facility.

         At June 30, 2001, the Company's Senior Credit Facility was comprised of
(i) term loans which total $314.7 million, and (ii) a revolving credit facility which has a maximum borrowing limit of $160.0 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $71.5 million and $243.2 million as of June 30, 2001, will expire on December 31, 2004 and June 30, 2005, respectively. As of June 30, 2001, the Company had approximately $87.5 in aggregate principal amount outstanding on the revolving portion of the Senior Credit Facility, which will expire on December 31, 2003.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make monthly cash interest payments under its Senior Credit Facility and semi-annual cash interest payments under its Senior Notes.

         The Company's depreciation and amortization expense, which aggregated approximately $33.4 million for the three months ended June 30, 2001, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights" which costs are amortized over 15 years. The Company amortizes the goodwill related to acquisitions over a 15 year period.

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

                      COINMACH CORPORATION AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

         Capital expenditures for the three month period ended June 30, 2001 were approximately $20.8 million (including approximately $0.9 million relating to capital lease obligations). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and
(iii) laundry room improvements.

         The growth in the installed base of machines for the route business was approximately 1,698 for the three-month period ended June 30, 2001. The growth in the rental business machine base was approximately 3,966 for the three-month period ended June 30, 2001. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

          The  following  table sets forth the  Company's  capital  expenditures
(excluding   payments  for   capital   lease   obligations)   for  the   periods
indicated:

                                     Three months ended June 30,
                              ------------------------------------------
                                    2001         2000        Change
                                    ----         ----        ------
Route                          $    17.8     $    20.7    $    (2.9)
Distribution                         0.0           0.1         (0.1)
Retail Laundromat                    0.2           0.7         (0.5)
Rental                               1.9           2.8         (0.9)
                               ---------    ----------    ---------
                               $    19.9     $    24.3    $    (4.4)
                               =========    ==========    =========


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK
-------

         An integral component of the Company's business strategy has been the expansion of its installed machine base through a combination of internal growth and selective acquisitions. The Company's growth strategy is designed to achieve economies of scale, increase operating efficiencies and improve financial performance through the growth of its installed machine base. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due, in part, to the Company's successful execution of its consolidation strategy over the past several years. Additionally, the Company believes that present valuations of prospective acquisitions need to more accurately reflect current market conditions. As a result, while the Company may pursue opportunities to acquire additional route businesses, the Company believes that its acquisition activity will be reduced for the foreseeable future, and will seek to preserve capital and reduce its level of indebtedness through its cash flow from operations. There can be no assurance, however, that the Company will be able to take advantage of any such opportunities on commercially viable terms, if at all.

INFLATION AND SEASONALITY
-------------------------

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes such effects will not be material to the Company. The Company's business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of June 30, 2001, the Company had approximately $177.2 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $3.5 million, assuming the amount outstanding was $177.2 million, the balance as of June 30, 2001. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

         As of June 30, 2001, the Company had $225 million in aggregate notional amount of interest rate swap agreements with First Union to manage its variable rate debt liabilities consisting of: (i) a notional amount of $175 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2002 and (ii) a notional amount of $50 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 6.14% and expiring on November 15, 2002.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

         On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P., the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC, which merger was consummated on July 13, 2000 (collectively, the "Transaction").

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

                            COINMACH CORPORATION


Date:  August 8, 2001       /s/    ROBERT M. DOYLE
                            -------------------------------
                            Robert M. Doyle
                            Senior Vice President and Chief Financial Officer
                            (On behalf of registrant and as Principal Financial
                              Officer)