Form 10-Q
period 2001-09-30
COINMACH CORP
filed 2001-11-09
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________.

COMMISSION FILE NUMBER 0-7694



                              COINMACH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                            53-0188589
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

303 SUNNYSIDE BLVD., SUITE 70, PLAINVIEW, NEW YORK                 11803
(Address of Principal Executive Offices)                         (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 349-8555



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES [X]   NO [_].

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 9, 2001, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.

                      COINMACH CORPORATION AND SUBSIDIARIES


                                      INDEX
                                      -----

PART I.

Financial Information                                                                     Page No.
---------------------                                                                     --------

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2001 (Unaudited) and March 31, 2001                                    3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Six Months Ended September 30, 2001,
         the Period July 1, 2000 to September 30, 2000,
         and the Period April 1, 2000 to June 30, 2000                                        4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended September 30, 2001,
         the Period July 1, 2000 to September 30, 2000,
         and the Period April 1, 2000 to June 30, 2000                                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          19


PART II.

Other Information
-----------------

Item 1. Legal Proceedings                                                                    20

Item 2. Changes in Securities                                                                20

Item 3. Defaults Upon Senior Securities                                                      20

Item 4. Submission of Matters to a Vote of Security Holders                                  20

Item 5. Other Information                                                                    20

Item 6. Exhibits and Reports on Form 8-K                                                     20


SIGNATURE PAGE                                                                               21


                      COINMACH CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (In thousands of dollars)



                                                            September 30, 2001  March 31, 2001(1)
                                                            ------------------  ------------------
                                                            (Post-transaction)  (Post-transaction)
                                                                (Unaudited)
ASSETS:
Cash and cash equivalents                                      $    26,956        $    25,859
Receivables, net                                                     9,806             10,070
Inventories                                                         13,750             13,362
Prepaid expenses                                                     6,867              7,755
Advance location payments                                           71,794             74,233
Land, property and equipment, net of accumulated
  depreciation of $85,869 and $55,982                              281,654            276,004
Contract rights, net of accumulated amortization of
  $47,702 and $33,404                                              363,679            376,779
Goodwill, net of accumulated amortization of $22,155
  and $14,529                                                      208,497            215,317
Other assets                                                        12,504             14,695
                                                               -----------        -----------
Total assets                                                   $   995,507        $ 1,014,074
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                          $    32,283        $    35,332
Accrued rental payments                                             30,704             28,482
Accrued interest                                                    14,839             15,939
Interest rate swap liability                                         6,522               --
Deferred income taxes                                               80,052             85,801
11 3/4% Senior Notes due 2005                                      296,655            296,655
Premium on 11 3/4% Senior Notes due 2005, net                        4,937              5,555
Credit facility indebtedness                                       393,692            395,331
Other long-term debt                                                 7,459              5,983

Due to Parent                                                       52,721             53,208

Stockholder's equity:
  Common stock and capital in excess of par value                  117,391            117,391
  Accumulated other comprehensive loss, net of tax                  (3,913)              --
  Accumulated deficit                                              (37,835)           (25,603)
                                                               -----------        -----------
Total stockholder's equity                                          75,643             91,788
                                                               -----------        -----------
Total liabilities and stockholder's equity                     $   995,507        $ 1,014,074
                                                               ===========        ===========

See accompanying notes

------
(1) The March 31, 2001 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)




                                             Three Months Ended         Six Months         Three Months Ended
                                               September 30,               Ended      ----------------------------
                                      ------------------------------   September 30,    September 30,   June 30,
                                           2001            2000             2001            2000          2000
                                      --------------   -------------   -------------  -------------   ------------
                                          (Post-           (Post-          (Post-       (Post-           (Pre-
                                      transaction)     transaction)    transaction)   transaction)    transaction)

REVENUES                               $ 131,287        $ 128,257        $ 267,110      $ 128,257      $ 134,042

COSTS AND EXPENSES:

     Laundry operating expenses           87,889           84,340          179,293         84,340         89,661
     General and administrative
         expenses                          2,090            2,110            4,207          2,110          2,144
     Depreciation and amortization        31,542           32,100           64,965         32,100         31,557
                                       ---------        ---------        ---------      ---------      ---------
                                         121,521          118,550          248,465        118,550        123,362
                                       ---------        ---------        ---------      ---------      ---------

OPERATING INCOME                           9,766            9,707           18,645          9,707         10,680

INTEREST EXPENSE, NET                     16,926           17,008           34,017         17,008         16,661
                                       ---------        ---------        ---------      ---------      ---------
LOSS BEFORE INCOME TAXES                  (7,160)          (7,301)         (15,372)        (7,301)        (5,981)

BENEFIT FOR INCOME TAXES                  (1,296)            (833)          (3,140)          (833)        (1,329)
                                       ---------        ---------        ---------      ---------      ---------

NET LOSS                               $  (5,864)       $  (6,468)       $ (12,232)     $  (6,468)     $  (4,652)
                                       =========        =========        =========      =========      =========


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                                          Six Months            Three Months Ended
                                                                            Ended         -----------------------------
                                                                         September 30,     September 30,     June 30,
                                                                             2001              2000            2000
                                                                         -------------    --------------  -------------
                                                                            (Post-           (Post-           (Pre-
                                                                          transaction)     transaction)    transaction)

OPERATING ACTIVITIES:
         Net loss                                                          $(12,232)        $ (6,468)      $  (4,652)
           Adjustments to reconcile net loss to net cash provided by
operating activities:
              Depreciation                                                   30,311           15,159          15,214
              Amortization of advance location payments                      11,882            6,132           6,122
              Amortization of intangibles                                    22,772           10,809          10,221
              Deferred income taxes                                          (3,140)            (803)         (1,873)
              Amortization of premium on 113/4% Senior Notes                   (618)            (308)           (309)
              Amortization of debt discount and deferred issue costs            955              429             519
         Change in operating assets and liabilities:
           Other assets                                                         162              880          (1,295)
           Receivables, net                                                     264              179          (1,536)
           Inventories and prepaid expenses                                     500           (1,426)            910
           Accounts payable and accrued expenses, net                        (1,998)          (4,681)          3,087
           Accrued interest, net                                             (1,100)           8,598          (9,001)
                                                                           --------         --------       ---------
         Net cash provided by operating activities                           47,758           28,500          17,407
                                                                           --------         --------       ---------

INVESTING ACTIVITIES:
         Additions to property and equipment                                (32,094)         (17,174)        (18,063)
         Advance location payments to location owners                        (8,219)          (5,153)         (6,210)
         Acquisition of assets                                               (2,684)            --              --
         Sale of property and equipment                                         439             --              --
                                                                           --------         --------       ---------
         Net cash used in investing activities                              (42,558)         (22,327)        (24,273)
                                                                           --------         --------       ---------

FINANCING ACTIVITIES:
         Proceeds from credit facility                                       19,700             --            15,500
         Repayments to credit facility                                      (21,339)          (4,235)         (6,349)
         Net repayments to parent                                              (538)          (1,795)            (47)
         Repayments of bank and other borrowings                               (134)             (67)             (4)
         Principal payments on capitalized lease obligations                 (1,792)            (777)           (831)
                                                                           --------         --------        --------
             Net cash (used in) provided by financing activities             (4,103)          (6,874)          8,269
                                                                           --------         --------        --------
             Net increase (decrease) in cash and cash equivalents             1,097             (701)          1,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               25,859           24,577          23,174
                                                                           --------         --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 26,956         $ 23,876        $ 24,577
                                                                           ========         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                     $ 34,800         $  8,062        $ 25,772
                                                                           ========         ========        ========
         Income taxes paid                                                 $    425         $    890        $    629
                                                                           ========         ========        ========
NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                $  3,402         $    641        $  1,534
                                                                           ========         ========        ========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in the United States. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment and collecting revenues generated from laundry machines, as well as operating, maintaining and servicing retail laundromats. At September 30, 2001, the Company owned and operated approximately 835,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations on routes throughout the United States and in 168 retail laundromats operated under the Kwik Wash name and located throughout Texas and Arizona. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. The Company also leases laundry machines and other household appliances (through its Appliance Warehouse division) to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. The Company is a wholly owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates. The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

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

                      COINMACH CORPORATION AND SUBSIDIARIES



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1.  BASIS OF PRESENTATION (continued)

         The Transaction was accounted for using the purchase method of accounting and, according to a practice known as "pushdown" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, evaluations, estimations and other studies. The purchase price exceeded the fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed by approximately $124.2 million, which was allocated to goodwill. In applying pushdown accounting, the Company adjusted its accounts as follows (in thousands):

           Property and equipment                       $    28,516
           Contract rights                                   24,871
           Goodwill                                         124,165
           All other assets                                  (4,676)
                                                        ------------
                                                        $   172,876
                                                        ============


           Deferred taxes                               $    20,711
           Capital in excess of par value                    76,000
           Accumulated deficit                               76,165
                                                        ------------
                                                        $   172,876
                                                        ============


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


2.  GOODWILL

         Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over a period of 15 years. Such goodwill was adjusted to a new basis as the result of pushdown accounting as described in Note 1. In July 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Included in Statement No. 142 is a provision, which states that goodwill should not be amortized, but should be tested at least annually for impairment at the reporting unit level. The new accounting for goodwill is effective for fiscal years beginning after December 15, 2001, and therefore, the Company will be required to adopt the new accounting on April 1, 2002. The Company's amortization of goodwill currently amounts to approximately $15.2 million per year, or approximately $3.8 million per quarter.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3.  DEBT

         At September 30, 2001, the Company had  outstanding  debt consisting of
(a) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "Senior Notes"), (b) approximately $313.9 million of term loans, and (c) approximately $79.8 million under a revolving line of credit. The above-mentioned term loans and revolving line of credit represent indebtedness pursuant to the Company's existing credit facility (as amended and restated, the "Senior Credit Facility"), which is secured by all of the Company's real and personal property. Under the Senior Credit Facility, CLC has pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends.


4.  ACCOUNTING CHANGE

         On April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements established accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is reported as a component of "Other Comprehensive Income" and subsequently reclassified into "Earnings" along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in "Earnings" immediately.

         The Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest income. At September 30, 2001, approximately $225 million of the Company's loans were designated as hedged items. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

         As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section of stockholder's equity included in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2001 of approximately $3.9 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges under SFAS No. 133.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principles Board Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company is currently evaluating the impact, if any, SFAS No. 144 will have on its financial statements as of and for the year ending March 31, 2003.


6.  SEGMENT INFORMATION

         The Company reports segment information for its only reportable segment, the Route segment, and provides information for its non-reportable segments as "All Other." The Route segment, which comprises the Company's core business, provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, as well as operating, maintaining and servicing retail laundromats through the Kwik Wash division. The "All Other" segment includes the following businesses aggregated: (i) leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals through the Appliance Warehouse division, and (ii) constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin machines and parts, and selling service contracts, through Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.  SEGMENT INFORMATION (continued)

The table below presents information about the Company's segments (in thousands):


                                       Three Months Ended        Six Months         Three Months Ended
                                         September 30,              Ended       --------------------------
                                  --------------------------    September 30,   September 30,   June 30,
                                     2001           2000            2001            2000          2000
                                  -----------   ------------   --------------   ------------  ------------
                                     (Post-         Post-         (Post-          (Post-         (Pre-
                                  transaction   transaction)    transaction)    transaction)  transaction)
Revenue:
   Route                           $ 117,599     $ 115,248      $ 238,827       $ 115,248      $ 117,561
   All other:
     Distribution                      8,098         8,736         17,522           8,736         12,256
     Rental                            5,590         4,273         10,761           4,273          4,225
                                   ---------     ---------      ---------       ---------      ---------
         Subtotal other               13,688        13,009         28,283          13,009         16,481
                                   ---------     ---------      ---------       ---------      ---------
   Total                           $ 131,287     $ 128,257      $ 267,110       $ 128,257      $ 134,042
                                   =========     =========      =========       =========      =========

EBITDA:
   Route                           $  41,440     $  41,943      $  83,857       $  41,943      $  41,437
   All other                           1,959         1,974          3,960           1,974          2,944
Reconciling items:
   General and administrative
     expenses                         (2,090)       (2,110)        (4,207)         (2,110)        (2,144)
                                   ---------     ---------      ---------       ---------      ---------
   Total                           $  41,309     $  41,807      $  83,610       $  41,807      $  42,237
                                   =========     =========      =========       =========      =========

Income before income taxes:
   Route                           $  15,714     $  15,180      $  30,525       $  15,180      $  13,340
   All other                             316           563            674             563          1,591
                                   ---------     ---------      ---------       ---------      ---------
        Subtotal                      16,030        15,743         31,199          15,743         14,931
Reconciling items:
   Corporate expenses                 (6,264)       (6,036)       (12,554)         (6,036)        (4,251)
   Interest expense                  (16,926)      (17,008)       (34,017)        (17,008)       (16,661)
                                   ---------     ---------      ---------       ---------      ---------
        Loss before income taxes   $  (7,160)    $  (7,301)     $ (15,372)      $  (7,301)     $  (5,981)
                                   =========     =========      =========       =========      =========


                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The six-month period ended September 30, 2000 is comprised of the period April 1, 2000 to June 30, 2000 (pre-transaction period) and the period July 1, 2000 to September 30, 2000 (post-transaction period). Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

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

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company's most significant revenue source is its route and retail laundromat business, accounting for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to location owners which are capitalized and amortized over the life of the applicable leases. The Company also operates 168 retail laundromats under the Kwik Wash name throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Laundry operating expenses for the Company include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route and retail laundromat business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

         In addition to its route and retail laundromat business, the Company operates an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL (continued)
-------

         The Company also operates an equipment rental business through its Appliance Warehouse division, which rents laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties as well as to individuals.


RESULTS OF OPERATIONS
---------------------

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         The following table sets forth the Company's net revenues for the periods indicated (in millions of dollars):

                               Three months ended                    Six months ended
                                  September 30,                        September 30,
                        -------------------------------        ----------------------------

                          2001        2000      Change           2001       2000     Change
                          ----        ----      ------           ----       ----     ------
Route                   $ 117.6     $ 115.3     $ 2.3          $ 238.8    $ 232.8    $ 6.0
Distribution                8.1         8.7      (0.6)            17.5       21.0     (3.5)
Rental                      5.6         4.3       1.3             10.8        8.5      2.3
                        -------     -------     -----          -------    -------    -----
                        $ 131.3     $ 128.3     $ 3.0          $ 267.1    $ 262.3    $ 4.8
                        =======     =======     =====          =======    =======    =====


         Revenue increased by approximately $3.0 million or 2% for the three-month period ended September 30, 2001, as compared to the prior year's corresponding period. Revenue increased by approximately $4.8 million or 2% for the six-month period ended September 30, 2001, as compared to the prior year's corresponding period.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)
---------------------

         Route revenue for the three months ended September 30, 2001 increased by approximately $2.3 million or 2% over the prior year's corresponding period. Route revenue for the six months ended September 30, 2001 increased by approximately $6.0 million or 3% over the prior year's corresponding period. Management believes that the improvement in route revenue for the current periods as compared to the prior year's corresponding periods is the result of
(i) increased revenue from the existing machine base due primarily to price changes and machine installations, (ii) the timing of price changes and internal growth in machine count during the prior and current year and (iii) greater same store revenues due primarily to pricing strategies implemented to address increased competition in retail laundromats.

         Distribution revenue for the three months ended September 30, 2001 decreased by approximately $0.6 million or 7% from the prior year's corresponding period. Distribution revenue for the six months ended September 30, 2001 decreased by approximately $3.5 million or 17% from the prior year's corresponding period. The decrease in the current periods was primarily the result of certain large retail laundromat customers experiencing financial difficulty, resulting in reduced machine purchases. In addition, sales from the distribution business unit are sensitive to general market conditions and as a result may have experienced fluctuations during such periods.

         Rental revenue for the three months ended September 30, 2001 increased by approximately $1.3 million or 30% over the prior year's corresponding period. Rental revenue for the six months ended September 30, 2001 increased by approximately $2.3 million or 27% over the prior year's corresponding period. The increase in the current periods was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

         Laundry operating expenses increased by approximately $3.5 million or 4% for the three-month period ended September 30, 2001, as compared to the prior year's corresponding period. Laundry operating expenses increased by approximately $5.3 million or 3% for the six-month period ended September 30, 2001, as compared to the prior year's corresponding period. The increase in laundry operating expenses was due primarily to costs associated with the expansion into new markets in the rental and distribution businesses, an increase in commission expense related to increased route revenue as well as increased utility costs relating to the operation of retail laundromats. This increase was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% for each of the three and six-month periods ended September 30, 2001, and 66% for each of the three and six-month periods ended September 30, 2000.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)
---------------------

         General and administrative expenses decreased slightly for each of the three and six-month periods ended September 30, 2001, as compared to the prior year's corresponding periods. As a percentage of revenues, general and administrative expenses were approximately 1.6% for each of the three and six-month periods ended September 30, 2001 and 2000.

         Depreciation and amortization expense decreased slightly for the three-month period ended September 30, 2001 as compared to the prior year's corresponding period. Depreciation and amortization increased by approximately 2% for the six-month period ended September 30, 2001 as compared to the prior year's corresponding period.

         Operating income margins were approximately 7.5% for each of the three-month periods ended September 30, 2001 and September 30, 2000. Operating income margins were approximately 7% for the six-month period ended September 30, 2001, as compared to approximately 8% for the prior year's corresponding period. The decrease in operating income margin for the six-month current year period was primarily due to a decline in sales from the distribution business.

         Interest expense, net, decreased by less than 1% for the three-month period ended September 30, 2001, as compared to the prior year's corresponding period. Interest expense, net, increased by approximately 1% for the six-month period ended September 30, 2001, as compared to the prior year's corresponding period. The six-month period increase was primarily due to the increased borrowing levels under the Senior Credit Facility, offset by a decrease in interest rates on such credit facility as a result of general market rate decreases.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)
---------------------

      The following table sets forth the Company's EBITDA for the periods indicated (in millions of dollars):

                              Three months ended                   Six months ended
                                September 30,                        September 30,
                       ------------------------------       ------------------------------
                        2001       2000        Change         2001       2000       Change
                        ----       ----        ------         ----       ----       ------

Route                  $ 41.4     $ 41.9      $ (0.5)        $ 83.8     $ 83.4     $  0.4
Distribution              -          0.3        (0.3)           0.1        1.6       (1.5)
Rental                    2.0        1.7         0.3            3.9        3.3        0.6
G&A                      (2.1)      (2.1)         -            (4.2)      (4.3)       0.1
                       -------    -------     -------        -------    -------    -------
                       $ 41.3     $ 41.8      $ (0.5)        $ 83.6     $ 84.0     $ (0.4)
                       =======    =======     =======        =======    =======    =======


         EBITDA was approximately $41.3 million for the three months ended September 30, 2001, as compared to approximately $41.8 million for the prior year's corresponding period. EBITDA margins declined to approximately 31.5% for the three months ended September 30, 2001, as compared to approximately 32.6% for the prior year's corresponding period. These decreases were primarily the result of increased operating expense in the route business, as well as a decline in sales from the distribution business.

         EBITDA was approximately $83.6 million for the six months ended September 30, 2001, as compared to approximately $84.0 million for the for the prior year's corresponding period. EBITDA margins declined to approximately 31.3% for the six months ended September 30, 2001, as compared to approximately 32.0% for the prior year's corresponding period. These decreases were primarily the result of a decline in sales from the distribution business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company continues to have substantial indebtedness and debt service requirements. At September 30, 2001, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $5.0 million) of approximately $697.8 million, which includes $296.7 million of Senior Notes and $393.7 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $75.6 million as of September 30, 2001.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of September 30, 2001 consisted of cash and cash equivalents of $27.0 million and available borrowings under its Senior Credit Facility.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCEs (continued)
-------------------------------

         At September 30, 2001, the Company's Senior Credit Facility was comprised of (i) term loans which total $313.9 million, and (ii) a revolving credit facility, which has a maximum borrowing limit of $160.0 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $71.3 million and $242.6 million as of September 30, 2001, will expire on December 31, 2004 and June 30, 2005, respectively. As of September 30, 2001, the Company had approximately $79.8 million in aggregate principal amount outstanding on the revolving portion of the Senior Credit Facility, which will expire on December 31, 2003.

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

         The Company's depreciation and amortization expense, which aggregated approximately $65.0 million for the six months ended September 30, 2001, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights" which costs are amortized over 15 years.

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

         Capital expenditures for the three-month period ended September 30, 2001 were approximately $21.3 million (including approximately $.9 million relating to capital lease obligations and excluding approximately $2.7 million relating to the acquisition of two small owner-operated routes). Capital expenditures for the six-month period ended September 30, 2001 were approximately $42.1 million (including approximately $1.8 million relating to capital lease obligations and excluding approximately $2.7 million relating to the acquisition of two small owner-operated routes). The above-mentioned route acquisitions added to the Company's presence in the Midwest and Northeast regions. The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements.

         The growth in the installed base of machines for the route business was approximately 3,100 for the six-month period ended September 30, 2001. The growth in the rental business machine base was approximately 12,200 for the six-month period ended September 30, 2001. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------

generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

      The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and acquisition of assets) for the periods indicated (in millions of dollars):

                                Three months ended                  Six months ended
                                   September 30,                     September 30,
                         ------------------------------      ------------------------------
                           2001      2000       Change        2001        2000      Change
                           ----      ----       ------        ----        ----      ------

Route                    $ 17.6     $ 18.8     $ (1.2)       $ 35.7     $  40.3    $ (4.6)
Distribution                -          0.2       (0.2)          -           0.2      (0.2)
Rental                      2.8        3.3       (0.5)          4.6         6.1      (1.5)
                         ------     ------     -------       ------     -------    -------
                         $ 20.4     $ 22.3     $ (1.9)       $ 40.3     $  46.6    $ (6.3)
                         ======     ======     =======       ======     =======    =======



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

OUTLOOK
-------

         An integral component of the Company's business strategy has been the expansion of its installed machine base through a combination of internal growth and selective acquisitions. The Company's growth strategy is designed to achieve economies of scale, increase operating efficiencies and improve financial performance through the growth of its installed machine base. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due, in part, to the Company's successful execution of its consolidation strategy over the past several years. As a result, while the Company may pursue opportunities to acquire additional route businesses, the Company believes that its acquisition activity will be reduced for the foreseeable future and will seek to preserve capital and reduce its level of indebtedness or debt service requirements through cash flow from operations or by pursuing various strategic options which may include, among other things, the restructuring of its business or capital structure, refinancings of existing indebtedness, public sale or private placement of debt or equity securities, tender offers, exchange offers or open market purchases of or relating to its Senior Notes, joint venture arrangements or other business opportunities. There can be no assurance, however, that the Company will be able to take advantage of any such opportunities on commercially able terms, if at all.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INFLATION AND SEASONALITY
-------------------------

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation, and the Company may experience the effects of inflation in future periods. Management believes such effects will not be material to the Company.

         The Company's business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of September 30, 2001, the Company had approximately $168.7 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $3.4 million, assuming the amount outstanding was $168.7 million, the balance as of September 30, 2001. The Company utilizes interest rate swap agreements to manage its exposure to these risks.

         As of September 30, 2001, the Company had $225 million in aggregate notional amount of interest rate swap agreements with First Union National Bank to manage its variable rate debt liabilities consisting of: (i) a notional amount of $75 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2001, (ii) a notional amount of $100 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2002 and (iii) a notional amount of $50 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 6.14% and expiring on November 15, 2002.

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

                               COINMACH CORPORATION


Date:  November 9, 2001            /s/  ROBERT M. DOYLE
                               ----------------------------------
                               Robert M. Doyle
                               Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)