Form 10-Q
period 2001-12-31
COINMACH CORP
filed 2002-02-14
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [].

As of the close of business on February 14, 2002, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.
                                                                        Page No.
                                                                        --------
FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         December 31, 2001 (Unaudited) and March 31, 2001                      3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Nine Months Ended December 31, 2001,
         Three Months and Six Months Ended December 31, 2000,
         and Three Months Ended June 30, 2000                                  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended December 31, 2001,
         Six Months Ended December 31, 2000,
         and Three Months Ended June 30, 2000                                  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)      6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12


Item 3. Quantitative and Qualitative Disclosures About Market Risk            20


PART II.

Other Information

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities                                                 21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21


SIGNATURE PAGE                                                                23

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                  December 31, 2001           March 31, 2001(1)
                                                                 ------------------          ------------------
                                                                  (Post-transaction)         (Post-transaction)
                                                                     (Unaudited)
ASSETS:

Cash and cash equivalents                                              $  27,133                $    25,859
Receivables, net                                                          10,769                     10,070
Inventories                                                               13,462                     13,362
Prepaid expenses                                                           6,583                      7,755
Advance location payments                                                 70,681                     74,233
Land, property and equipment, net of accumulated
   depreciation of $101,031 and $55,982                                  283,817                    276,004
Contract rights, net of accumulated amortization of
  $53,834 and $33,404                                                    357,547                    376,779
Goodwill, net of accumulated amortization of $25,972
  and $14,529                                                            204,680                    215,317
Other assets                                                              11,794                     14,695
                                                                        ---------                -----------
Total assets                                                            $986,466                 $1,014,074
                                                                        =========                ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                                   $ 32,356               $     35,332
Accrued rental payments                                                   29,858                     28,482
Accrued interest                                                           7,339                     15,939
Interest rate swap liability                                               5,855                         --
Deferred income taxes                                                     79,059                     85,801
11-3/4% Senior Notes due 2005                                            296,655                    296,655
Premium on 11-3/4%  Senior Notes due 2005, net                             4,629                      5,555
Credit facility indebtedness                                             399,917                    395,331
Other long-term debt                                                       7,565                      5,983

Due to Parent                                                             52,472                     53,208

Stockholder's equity:
  Common stock and capital in excess of par value                        117,391                    117,391
  Accumulated other comprehensive loss, net of tax                        (3,513)                        --
  Accumulated deficit                                                    (43,117)                   (25,603)
                                                                        ---------                -----------
Total Stockholder's equity                                                70,761                     91,788
                                                                        ---------                -----------
Total liabilities and Stockholder's equity                              $986,466                 $1,014,074
                                                                        =========                ===========

See accompanying notes.


------
(1) The March 31, 2001 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                                              Three
                                             Three Months Ended          Nine Months       Six Months         Months
                                                December 31,                Ended             Ended           Ended
                                          --------------------------     December 31,     December 31,       June 30,
                                              2001          2000             2001             2000             2000
                                          -------------  -----------     ------------     -------------    ------------
                                            (Post-         (Post-           (Post-           (Post-           (Pre-
                                          transaction)  transaction      transaction       transaction)    transaction)

REVENUES                                   $135,836       $130,381         $402,946        $258,638          $134,042


COSTS AND EXPENSES:

     Laundry operating expenses              91,910         88,579          271,203         172,919            89,661
     General and administrative
         expenses                             2,339          2,379            6,546           4,489             2,144
     Depreciation and amortization           31,584         32,091           96,549          64,191            31,557
                                           ---------      ---------        ---------       ---------         ---------
                                            125,833        123,049          374,298         241,599           123,362
                                           ---------      ---------        ---------       ---------         ---------

OPERATING INCOME                             10,003          7,332           28,648          17,039            10,680


INTEREST EXPENSE, NET                        16,545         17,678           50,562          34,686            16,661
                                           ---------      ---------        ---------       ---------         ---------
LOSS BEFORE INCOME TAXES                     (6,542)       (10,346)         (21,914)        (17,647)           (5,981)

BENEFIT FOR INCOME TAXES                     (1,260)        (3,790)          (4,400)         (4,623)           (1,329)
                                           ---------      ---------        ---------       ---------         ---------
NET LOSS                                   $ (5,282)       $(6,556)        $(17,514)       $(13,024)         $ (4,652)
                                           =========       ========        =========       =========         =========


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)


                                                                          Nine Months Ended  Six Months Ended    Three Months Ended
                                                                             December 31,       December 31,           June 30,
                                                                                 2001               2000                2000
                                                                          -----------------  ----------------    -------------------
                                                                                (Post-            (Post-               (Pre-
                                                                             transaction)       transaction)         transaction)
OPERATING ACTIVITIES:
         Net loss                                                              $(17,514)           $(13,024)            $(4,652)
           Adjustments to reconcile net loss to net cash provided by
              operating activities:
              Depreciation                                                       45,597              30,326              15,214
              Amortization of advance location payments                          17,816              12,264               6,122
              Amortization of intangibles                                        33,136              21,601              10,221
              Deferred income taxes                                              (4,400)             (4,374)             (1,873)
              Amortization of premium on 11 3/4% Senior Notes                      (926)               (617)               (309)
              Amortization of debt discount and deferred issue costs              1,433                 405                 519
              Stock-based compensation                                               --                  88                  --
         Change in operating assets and liabilities:
           Other assets                                                            (144)                161              (1,295)
           Receivables, net                                                        (699)              2,155              (1,536)
           Inventories and prepaid expenses                                       1,072              (3,832)                910
           Accounts payable and accrued expenses, net                            (3,400)            (10,273)              3,087
           Accrued interest, net                                                 (8,600)                860              (9,001)
                                                                               ---------           ---------            --------
         Net cash provided by operating activities                               63,371              35,740              17,407
                                                                               ---------           ---------            --------

INVESTING ACTIVITIES:
         Additions to property and equipment                                    (48,622)            (32,398)            (18,063)
         Advance location payments to location owners                           (12,218)             (9,637)             (6,210)
         Acquisition of assets                                                   (2,684)                 --                  --
         Sale of property and equipment                                             739                  --                  --
                                                                               ---------           ---------            --------
         Net cash used in investing activities                                  (62,785)            (42,035)            (24,273)
                                                                               ---------           ---------            --------

FINANCING ACTIVITIES:
         Proceeds from credit facility                                           37,700              18,000              15,500
         Repayments to credit facility                                          (33,114)             (6,525)             (6,349)
         Net repayments to parent                                                  (981)             (1,649)                (47)
         Repayments of bank and other borrowings                                   (139)                (71)                 (4)
         Principal payments on capitalized lease obligations                     (2,778)             (1,504)               (831)
                                                                               ---------           ---------            --------
         Net cash provided by financing activities                                  688               8,251               8,269
                                                                               ---------           ---------            --------
             Net increase in cash and cash equivalents                            1,274               1,956               1,403

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   25,859              24,577              23,174
                                                                               ---------           ---------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 27,133            $ 26,533             $24,577
                                                                               =========           =========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                          $58,679             $33,726             $25,772
                                                                               =========           =========            ========
         Income taxes paid                                                         $626                $948                $629
                                                                               =========           =========            ========

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                      $4,499              $1,291              $1,534
                                                                               =========           =========            ========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The Company also leases laundry machines and other household appliances (through its Appliance Warehouse division) to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At December 31, 2001, the Company owned and operated approximately 835,000 washers and dryers (hereinafter referred to as "laundry machines" or "machines") in approximately 80,000 locations throughout North America, including in 168 retail laundromats located throughout Texas and Arizona. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into CLC, which merger was consummated on July 13, 2000 (collectively, the "Transaction").

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

         Had the Transaction taken place at April 1, 2000 on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the three-month pre-transaction period ended June 30, 2000.


2.  GOODWILL

         Goodwill, under purchase accounting, represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over a period of 15 years. Such goodwill was adjusted to a new basis as the result of pushdown accounting as described in Note 1. In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


2.  GOODWILL (continued)

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on April 1, 2002. Applications of the non amortization provisions of Statement No. 142 are expected to result in an increase in net income of approximately $15.0 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations.


3.  DEBT

         At December 31, 2001, the Company had  outstanding  debt  consisting of
(i) approximately $296.7 million of 11 3/4% Senior Notes due 2005 (the "11 3/4% Senior Notes"), (ii) approximately $313.0 million of term loans, and (iii) approximately $86.9 million under a revolving line of credit. The above-mentioned term loans and revolving line of credit represented indebtedness pursuant to the Company's then-existing credit facility (the "Senior Credit
Facility"), which was secured by all of the Company's real and personal property. Under the Senior Credit Facility, CLC had pledged to Bankers Trust Company, as Collateral Agent, its interests in all of the issued and outstanding shares of capital stock of the Company. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contained certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 11 3/4% Senior Notes and the Senior Credit Facility limited the Company's ability to pay dividends.

         On January 25, 2002, the Company issued $450.0 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a new $355.0 million senior secured credit facility (the "New Senior Secured Credit Facility") comprised of (i) $280.0 million in aggregate principal amount of term loans and
(ii) a revolving credit facility with a maximum borrowing limit of $75.0 million. At January 25, 2002, the amount outstanding under the revolving line of credit was approximately $3.0 million. A portion of the proceeds from the offering of the 9% Senior Notes and borrowings under the New Senior Secured Credit Facility was used to repay all outstanding indebtedness under the Senior Credit Facility. Additionally, a portion of such proceeds was set aside in escrow on January 25, 2002 and will be used to redeem all of the outstanding 11 3/4% Senior Notes on or about February 25, 2002. Refer to Note 7, "Subsequent Event," for additional information.

         Under the New Senior Secured Credit Facility, CLC and the Company pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the New Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the New Senior Secured Credit Facility limit the Company's ability to pay dividends. The Company's indebtedness under the New Senior Secured Credit Facility and the indenture governing the 9% Senior Notes is guaranteed by the Company's domestic subsidiaries.

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

         The Company entered into interest rate swap agreements that effectively convert a portion of its floating-rate loans to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest income. At December 31, 2001, approximately $150.0 million of the Company's loans were designated as hedged items. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. As a result of the adoption of SFAS No. 133, the Company recognized a cumulative effect of a change in accounting charge against the accumulated other comprehensive loss section of stockholder's equity included in the Unaudited Condensed Consolidated Balance Sheet at December 31, 2001 of approximately $3.5 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges under SFAS No. 133.


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principles Board Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company is currently evaluating the impact, if any, SFAS No. 144 will have on its financial statements as of and for the year ending March 31, 2003.


6.  SEGMENT INFORMATION

         Beginning with the quarter ending September 30, 2001, the Company reports segment information for its only reportable segment, the route segment, and provides information for its non-reportable segments as "All Other." The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. The "All Other" segment includes the aggregation of the distribution (Super Laundry) and rental (Appliance Warehouse)

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.  SEGMENT INFORMATION (continued)

businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Appliance Warehouse division, and the distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts and selling service contracts through Super Laundry. Prior to the quarter ending September 30, 2001, the "All Other" segment included the operations of the Company's retail laundromats. The Company's segment information for all periods presented has been restated to combine the Company's operations of the retail laundromats with the route segment. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity.

         The table below presents information about the Company's segments (in thousands):

                                                                                Nine Months        Six Months       Three Months
                                             Three Months Ended December 31,        Ended            Ended             Ended
                                          -----------------------------------    December 31,      December 31,       June 30,
                                               2001                2000             2001              2000              2000
                                          -------------         -----------     -------------      ------------     -------------
                                              (Post-              (Post-          (Post-             (Post-             (Pre-
                                           Transaction)         Transaction     Transaction)       Transaction)      Transaction)

Revenue:
   Route                                    $  120,581           $ 119,677        $ 359,408         $ 234,925         $ 117,561
   All other:
     Distribution                                9,510               5,936           27,032            14,672            12,256
     Rental                                      5,745               4,768           16,506             9,041             4,225
                                            -----------          ----------       ----------        ----------        ----------
         Subtotal other                         15,255              10,704           43,538            23,713            16,481
                                            -----------          ----------       ----------        ----------        ----------
   Total                                    $  135,836           $ 130,381        $ 402,946         $ 258,638         $ 134,042
                                            ===========          ==========       ==========        ==========        ==========

EBITDA:
   Route                                    $   41,154           $  40,283        $ 125,011         $  82,226         $  41,437
   All other                                     2,772               1,519            6,732             3,493             2,944
Reconciling items:
   General and administrative
     expenses                                   (2,339)             (2,379)          (6,546)           (4,489)           (2,144)
                                            -----------          ----------       ----------        ----------        ----------
   Total                                    $   41,587           $  39,423        $ 125,197         $  81,230         $  42,237
                                            ===========          ==========       ==========        ==========        ==========

Income before income taxes:
   Route                                    $   15,399           $  13,469        $  45,924         $  28,651         $  13,340

   All other                                     1,117                 136            1,790               699             1,591
                                            -----------          ----------       ----------        ----------        ----------
        Subtotal                                16,516              13,605           47,714            29,350            14,931
Reconciling items:
   Corporate expenses                           (6,513)             (6,273)         (19,066)          (12,311)           (4,251)
   Interest expense                            (16,545)            (17,678)         (50,562)          (34,686)          (16,661)
                                            -----------          ----------       ----------        ----------        ----------
        Loss before income taxes            $   (6,542)          $ (10,346)       $ (21,914)        $ (17,647)        $  (5,981)
                                            ===========          ==========       ==========        ==========        ==========

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


7. SUBSEQUENT EVENT

           On January 25, 2002, the Company issued $450.0 million of its 9% Senior Notes and entered into the New Senior Secured Credit Facility. The Company used (and with respect to the redemption of the 11 3/4% Senior Notes will use) the net proceeds from its 9% Senior Notes, together with borrowings under its New Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under its Senior Credit Facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes will be redeemed on or about February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. The Company currently estimates that it will recognize a pre-tax extraordinary loss of approximately $13.0 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of the Senior Credit Facility. The Company currently intends to use a portion of such proceeds and borrowings to terminate interest rate swap agreements entered into in connection with the Senior Credit Facility. The cost of termination of such swap agreements is estimated at approximately $5.0 million and will be classified as interest expense should the Company elect to terminate such agreements.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The nine-month period ended December 31, 2000 is comprised of the period April 1, 2000 to June 30, 2000 (pre-transaction period) and the period July 1, 2000 to December 31, 2000 (post-transaction period). Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. These net losses are attributable in part to significant non-cash charges associated with the Company's acquisitions and the related amortization of contract rights and goodwill accounted for under the purchase method of accounting.

         The Company is principally engaged in the business of supplying outsourced laundry services for multi-family housing properties. The Company's most significant revenue source is its route business, accounting for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the Company's leases require the Company to make advance location payments to location owners which are capitalized and amortized over the life of the applicable leases. Through its route business, the Company also operates 166 retail laundromats throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Laundry operating expenses for the Company include, in addition to commission payments,
(i) the cost of machine maintenance and revenue collection in the route and retail laundromat business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

         In addition to its route business, the Company operates an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

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

         The Company's discussion and analysis of segment information for the route, distribution and rental segments for all periods presented has been restated to combine its operations of the retail laundromats with the route segment. Prior to the quarter ended September 30, 2001, the operations of the Company's retail laundromats were separately discussed and analyzed. The Company believes that aggregating its retail operations with the route segment is more representative of its core business.


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the fiscal quarter ended December 31, 2001 included in this filing and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

                               Three Months Ended                    Nine Months Ended
                                  December 31,                           December 31,
                       ---------------------------------      ---------------------------------
                         2001        2000        Change         2001        2000       Change
                       --------    -------       ------       -------      -------     -------

Route                  $ 120.6     $ 119.7       $ 0.9        $ 359.4      $ 352.5     $  6.9
Distribution               9.5         5.9         3.6           27.0         26.9        0.1
Rental                     5.7         4.8         0.9           16.5         13.3        3.2
                       --------    -------       ------       -------      -------     -------
                       $ 135.8     $ 130.4       $ 5.4        $ 402.9      $ 392.7     $ 10.2
                       --------    -------       ------       -------      -------     -------

         Revenue increased by approximately $5.4 million or 4% for the three-month period ended December 31, 2001, as compared to the prior year's corresponding period. Revenue increased by approximately $10.2 million or 3% for the nine-month period ended December 31, 2001, as compared to the prior year's corresponding period.

         Route revenue for the three months ended December 31, 2001 increased by approximately $0.9 million or less than 1% over the prior year's corresponding period. Route revenue for the nine months ended December 31, 2001 increased by approximately $6.9 million or 2% over the prior year's corresponding period.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Management believes that the improvement in route revenue for the three- and nine-month periods ended December 31, 2001 is primarily the result of (i) increased revenue from the existing machine base due primarily to price changes and machine installations, (ii) the timing of price changes and internal growth in machine count during the prior and current year and (iii) greater same store revenues due primarily to pricing strategies implemented to address increased competition in retail laundromats.

         Distribution  revenue  for the three  months  ended  December  31, 2001 increased by approximately $3.6 million or 61% from the prior year's corresponding period. Distribution revenue for the nine months ended December 31, 2001 increased by approximately $0.1 million or less than 1% from the prior year's corresponding period. The increase during the current quarter was primarily the result of an increase in sales from certain large retail laundromat customers. In addition, sales from the distribution business unit are sensitive to general market and economic conditions and as a result have experienced fluctuations during such periods.

         Rental revenue for the three months ended December 31, 2001 increased by approximately $0.9 million or 19% over the prior year's corresponding period. Rental revenue for the nine months ended December 31, 2001 increased by approximately $3.2 million or 24% over the prior year's corresponding period. These increases in rental revenue were primarily the result of internal growth of the machine base in existing areas of operations and expansion into new territories.

         Laundry operating expenses increased by approximately $3.3 million or 4% for the three-month period ended December 31, 2001, as compared to the prior year's corresponding period. Laundry operating expenses increased by approximately $8.6 million or 3% for the nine-month period ended December 31, 2001, as compared to the prior year's corresponding period. These increases in laundry operating expenses were due primarily to (i) an increase in commission expense related to increased route revenue, (ii) costs associated with the expansion into new rental and distribution markets in the rental and distribution businesses, (iii) increased utility costs relating to the operation of retail laundromats and (iv) an increase in cost of sales resulting from increased sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% for both of the nine-month periods ended December 31, 2001 and 2000. As a percentage of revenues, laundry operating expenses were approximately 68% for both of the three-month periods ended December 31, 2001 and 2000.

         General and administrative expenses decreased by approximately 2% for the three-month period ended December 31, 2001, as compared to the prior year's corresponding period. General and administrative expenses decreased by approximately 1% for the nine-month period ended December 31, 2001, as compared to the prior year's corresponding period. These decreases in general and administrative expenses were primarily due to a slight reduction in various costs relating to accounting, management information systems and other administrative functions. As a percentage of revenues, general and administrative expenses were approximately 1.6% and 1.7% for the nine months ended December 31, 2001 and 2000, respectively. As a percentage of revenues, general and administrative expenses were approximately 1.7% and 1.8% for the three months ended December 31, 2001 and 2000, respectively.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

         Depreciation and amortization expense decreased slightly for the three-month period ended December 31, 2001 as compared to the prior year's corresponding period. Depreciation and amortization expense increased slightly for the nine-month period ended December 31, 2001 as compared to the prior year's corresponding period.

         Operating income margins were approximately 7% for the three-month period ended December 31, 2001, as compared to approximately 6% for the prior year's corresponding period. Operating income margins were approximately 7% for both of the nine month periods ended December 31, 2001 and 2000. The increase in operating income margin for the current year was primarily due to increased revenue in the route and distribution businesses, which were partially offset by increased commission expense and cost of sales as a result of increased revenues.

         Interest expense, net, decreased by 6% for the three-month period ended December 31, 2001, as compared to the prior year's corresponding period. Interest expense, net, decreased by approximately 2% for the nine-month period ended December 31, 2001, as compared to the prior year's corresponding period. This decrease was primarily due to the decline in the variable rate of interest charged on outstanding indebtedness under the Company's existing senior credit facility (the "Senior Credit Facility") (resulting from prevailing market conditions) offset by a slight increase in the Company's borrowing levels.

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

         The following table sets forth the Company's EBITDA for the periods indicated (in millions of dollars):

                             Three Months Ended                 Nine Months Ended
                                December 31,                       December 31,
                       ----------------------------       ------------------------------
                         2001        2000    Change         2001       2000       Change
                       --------    -------   ------       -------     -------     ------

Route                   $ 41.2     $ 40.3     $ 0.9       $ 125.0     $ 123.7     $ 1.3
Distribution               0.3       (0.4)      0.7           0.4         1.2      (0.8)
Rental                     2.4        1.9       0.5           6.3         5.2       1.1
G&A                       (2.3)      (2.4)      0.1          (6.5)       (6.6)      0.1
                        -------    -------    ------      --------    -------     ------
                        $ 41.6     $ 39.4     $ 2.2       $ 125.2     $ 123.5     $ 1.7
                        -------    -------    ------      --------    -------     ------

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)

         EBITDA was  approximately  $41.6  million  for the three  months  ended
December 31, 2001, as compared to approximately $39.4 million for the prior year's corresponding period. EBITDA margins increased to approximately 30.6% for the three months ended December 31, 2001, as compared to approximately 30.2% for the prior year's corresponding period. These increases were primarily the result of increased revenues in the route and rental businesses offset partially by increased operating expenses in the route business.

         EBITDA was approximately $125.2 million for the nine months ended December 31, 2001, as compared to approximately $123.5 million for the prior year's corresponding period. EBITDA margins declined slightly to approximately 31.1% for the nine months ended December 31, 2001, as compared to approximately 31.4% for the prior year's corresponding period. This increase in EBITDA was primarily the result of increased revenues in the route and rental businesses offset partially by increased operating expenses in the route business.


LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 2001, the Company had outstanding long-term debt (excluding the unamortized premium of approximately $4.6 million) of approximately $704.1 million, which included $296.7 million of 11 3/4% Senior Notes due 2005 and approximately $399.9 million of borrowings under its Senior Credit Facility. As of December 31, 2001, the Company's stockholder's equity was approximately $70.8 million.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of December 31, 2001 consisted of cash and cash equivalents of $27.1 million and available borrowings under its Senior Credit Facility of approximately $71.9 million.

         At December 31, 2001, the Company's Senior Credit Facility was comprised of (i) term loans which totaled $313.0 million, and (ii) a revolving credit facility, which had a maximum borrowing limit of $160.0 million. The Company's Senior Credit Facility was secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $71.0 million and $242.0 million as of December 31, 2001, were scheduled to expire on December 31, 2004 and June 30, 2005, respectively. As of December 31, 2001, the Company had approximately $86.9 million in aggregate principal amount outstanding on the revolving portion of its Senior Credit Facility, which was scheduled to expire on December 31, 2003.

         On January 25, 2002, the Company issued $450.0 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a new $355.0 million senior secured credit facility (the "New Senior Secured Credit Facility") comprised of (i) $280.0 million in aggregate principal amount of term loans and (ii) a revolving credit facility, which has a maximum borrowing limit of $75.0 million. The term loans under the New Senior Secured Credit Facility, in aggregate principal amounts outstanding of $30.0 million and $250.0 million, will expire on January 25, 2008 and July 25, 2009, respectively. As of

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

January 25, 2002, the Company had approximately $3.0 million in aggregate principal amount outstanding on the revolving line of credit, which will expire on January 25, 2008. The Company used (and with respect to the redemption of the 11 3/4% Senior Notes will use) the net proceeds from its 9% Senior Notes, together with borrowings under its New Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under its Senior Credit Facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes will be redeemed on or about February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. The Company currently estimates that it will recognize a pre-tax extraordinary loss of approximately $13.0 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of the Senior Credit Facility. The Company currently intends to use a portion of such proceeds and borrowings to terminate interest rate swap agreements entered into in connection with the Senior Credit Facility. The cost of termination of such swap agreements is estimated at approximately $5.0 million and will be classified as interest expense should the Company elect to terminate such agreements.

           Under these new financing arrangements, the Company is required to make (i) quarterly amortization payments under the New Senior Credit Facility commencing on March 31, 2003 with respect to a $30.0 million term loan and semi-annual amortization payments commencing on June 30, 2002 with respect to a $250.0 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1 beginning with August 1, 2002.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines.

         As the Company has focused on increasing its cash flow from operating activities, it makes significant capital investments in the ordinary course of its business. The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

                            Three Months Ended              Nine Months Ended
                               December 31,                    December 31,
                       ---------------------------      --------------------------
                         2001      2000     Change       2001       2000    Change
                        -------   ------    ------      ------     ------   ------

Route                   $ 19.3    $ 18.0    $ 1.3       $ 55.0    $ 58.3   $ (3.3)
Distribution                --        --       --           --       0.2     (0.2)
Rental                     1.2       1.7     (0.5)         5.8       7.8     (2.0)
                        ------    -------   ------      ------    ------   -------
                        $ 20.5    $ 19.7    $ 0.8       $ 60.8    $ 66.3   $ (5.5)
                        ------    -------   ------      ------    ------   -------

         Capital expenditures consists of expenditures (i) on the Company's installed machine base and (ii) for other general corporate purposes. Capital expenditures for the three-month period ended December 31, 2001 were approximately $20.5 million (excluding approximately $1.0 million relating to capital lease obligations). Capital expenditures for the nine-month period ended December 31, 2001 were approximately $60.8 million (excluding approximately $2.8 million relating to capital lease obligations and excluding approximately $2.7 million relating to the acquisition of two small owner-operated routes).

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

         The net growth in the installed base of machines for the route business was approximately 4,500 for the nine-month period ended December 31, 2001. The net growth in the rental business machine base was approximately 14,100 for the nine-month period ended December 31, 2001. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

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


CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $96.5 million for the nine months ended December 31, 2001, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights" which costs are amortized over 15 years. Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on April 1, 2002. Applications of the non amortization provisions of Statement No. 142 are expected to result in an increase in net income of approximately $15.0 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

indefinite lived intangible assets as of April 1, 2002. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principles Board Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company is currently evaluating the impact, if any, SFAS No. 144 will have on its financial statements as of and for the year ending March 31, 2003.


OUTLOOK

         An integral component of the Company's business strategy has been the expansion of its installed machine base through a combination of internal growth and selective acquisitions. The Company's growth strategy is designed to achieve economies of scale, increase operating efficiencies and improve financial performance through the growth of its installed machine base. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due, in part, to the Company's successful execution of its consolidation strategy over the past several years. As a result, while the Company may pursue opportunities to acquire additional route businesses, the Company believes that its acquisition activity will be reduced for the foreseeable future. The Company will seek to preserve capital and reduce its level of indebtedness or debt service requirements through cash flow from operations or by pursuing various strategic options which may include, among other things, the restructuring of its business or capital structure, refinancings of existing indebtedness, public sale or private placement of debt or equity securities, tender offers, exchange offers or open market purchases of or relating to its Senior Notes, joint venture arrangements, selective asset dispositions or other business opportunities. There can be no assurance, however, that the Company will be able to take advantage of any such opportunities on commercially reasonable terms, if at all.


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of December 31, 2001, the Company had approximately $249.9 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $5.0 million, assuming the amount outstanding was $249.9 million, the balance as of December 31, 2001. Historically, the Company has utilized interest rate swap agreements to manage its exposure to certain market risks.

         As of December 31, 2001, the Company had $150.0 million in aggregate notional amount of interest rate swap agreements with First Union National Bank to manage its variable rate debt liabilities consisting of: (i) a notional amount of $100.0 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 5.515% and expiring on November 15, 2002 and (ii) a notional amount of $50.0 million swap transaction effectively fixing the one-month LIBOR interest rate (as determined therein) at 6.14% and expiring on November 15, 2002.

         The Company currently intends to use a portion of the net proceeds from the 9% Senior Notes together with borrowings under the New Senior Secured Credit Facility to terminate certain or all of its interest rate swap agreements. Should the Company elect to terminate such agreements, the cost of termination is estimated at approximately $5.0 million and will be classified as interest expense. Refer to Note 7, "Subsequent Event," for additional information.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

         None.


ITEM 5. Other Information

         On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P., the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per Share in a two-step transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into CLC, which merger was consummated on July 13, 2000.

         On January 25, 2002, the Company issued $450.0 million of its 9% Senior Notes due 2010 and entered into a new $355.0 million senior secured credit facility comprised of (i) $280.0 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75.0 million.


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

            3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

                      COINMACH CORPORATION AND SUBSIDIARIES

            4.8 Indenture, dated as of January 25, 2002, by and among the Company, as Issuer, the Guarantors (as defined therein), and U.S. Bank, N.A., as Trustee

            4.9 Registration Rights Agreement, dated as of January 25, 2002, by and among the Company, the Guarantors (as defined therein) and the Initial Purchasers (as defined therein)

            4.10    Form of 9% Senior Note (included as an exhibit to
                    Exhibit 4.8 hereto)

            10.59 Purchase Agreement, dated as of January 17, 2002, by and among the Company, as Issuer, the Guarantors (as defined therein), and the Initial Purchasers (as defined therein)

        (b) Reports on Form 8-K

            None.

                      COINMACH CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COINMACH CORPORATION

Date:  February 14, 2002                 /s/  ROBERT M. DOYLE
                                         ----------------------------------
                                         Robert M. Doyle
                                         Senior Vice President and Chief Financial Officer
                                        (On behalf of registrant and as Principal Financial Officer)