Form 10-K
period 2002-03-31
COINMACH CORP
filed 2002-06-06
CIK 91693

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 6, 2002, the registrant had outstanding 100 shares of common stock, par value $.01 per share.

         No market value can be determined for the Company's common stock.   See
Item 5 of this Form 10-K Report.


================================================================================

                                     PART I


ITEM 1.  BUSINESS

     Unless otherwise expressly indicated herein, the descriptions of the company contained herein are as of March 31, 2002.


DESCRIPTION OF THE BUSINESS

GENERAL

     Coinmach Corporation, a Delaware corporation (the "Company") is the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. For the fiscal year ended March 31, 2002, the Company's core business represented approximately 90% of its total revenues and approximately 95% of its total EBITDA. The existing customer base for the Company's core business is comprised of landlords, property management companies, owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water. The Company's size and scale offer significant advantages over its competitors in terms of marketing, operating efficiencies and the quality of service the Company provides its customers.

     The Company has selectively acquired certain related businesses in order to expand and diversify the types of services it provides. Through its Appliance Warehouse division, the Company leases laundry equipment and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Through its wholly-owned subsidiary, Super Laundry Equipment Corp. ("Super Laundry"), the Company is also a laundromat equipment distribution company. The Company believes that these non-core businesses provide a platform for expansion and diversification of the Company's services. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation ("Coinmach Laundry"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries. See "BUSINESS - DESCRIPTION OF BUSINESS - COMPLEMENTARY OPERATIONS."

     The Company maintains its headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

     At March, 31, 2002, the Company owned and operated approximately 835,000 washers and dryers in approximately 80,000 locations throughout North America of which (i) approximately 676,000 are located in leased laundry rooms in approximately 70,000 locations, (ii) approximately 12,000 are located in 167 retail laundromats in Texas and Arizona, and (iii) approximately 147,000 are installed with its rental customers.

BUSINESS AND GROWTH STRATEGY

     The Company's business strategy is to maintain its market leadership position as the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. The Company's growth strategy is to increase its cash flow from operations and profitability through a combination of internal expansion and selective acquisitions designed to achieve economies of scale and increase its operating efficiencies. Furthermore, management believes that its existing sales, service, collections and security infrastructure could potentially be extended into other collections-based route businesses that are unrelated to its existing laundry business.

     INTERNAL EXPANSION

     Internal expansion is comprised of: (i) increasing the installed machine base by adding new customers in existing regions and increasing the number of locations with existing customers; (ii) converting owner-operated facilities to Company-managed facilities; and (iii) improving the net contribution per machine through operating efficiencies and selective price increases.

         NEW CUSTOMERS AND LOCATIONS. The Company's sales and marketing efforts focus on adding new customers and increasing the number of locations from existing customers within existing operating regions. The Company's primary means of internal expansion is by marketing the Company's products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration. The Company's integrated computer systems track information on the lease expirations of its competitors. The Company believes that its leading market position and expanding geographic presence enhance its ability to gain new customers and additional locations from its existing customers.

         CONVERSIONS. According to information provided by the Multi-housing Laundry Association, there are approximately 1.2 million machines installed in locations that continue to be managed by owner-operators. Building owners or managers can forego significant cash outlays and servicing costs by contracting with the Company to purchase, service and maintain laundry equipment. Accordingly, the Company markets its services to building owners and managers, encouraging them to outsource their laundry facilities. The Company offers a full range of services from the design, construction and installation of new laundry facilities to the refurbishment of existing facilities. Management believes these services provide a competitive advantage in securing new customers.

         OPERATING EFFICIENCIES AND PRICE INCREASES. The Company focuses on improving its net contribution per machine by increasing operating efficiencies and implementing selective price increases. With respect to operating efficiencies, each additional route added to its existing base provides the Company the ability to further leverage its well-developed operating infrastructure and positions the Company to achieve higher returns on its established base. In terms of pricing, management actively monitors its installed base to identify those locations in which to implement selective price increases. Due to local competition and other factors beyond the Company's control, however, there can be no assurance that such efficiencies or price increases will occur.

     SELECTIVE ACQUISITIONS

     From January 1995 to June 1998, the Company pursued a strategy of rapid growth through acquisitions of local, regional and multi-regional route operators.  As a  result,  the  Company  has  become  the  leading  provider  of outsourced laundry equipment services in North America. As the number of significant acquisition opportunities has diminished over the past several years, due in part to the Company's successful execution of its acquisition strategy, the Company has focused its efforts on selectively acquiring smaller routes within its fragmented industry. The Company believes that there are numerous private, family-owned businesses that often lack the financial resources to compete effectively with larger independent operators such as Coinmach to secure new or existing contracts. Consequently, such independent operators, especially those that are undergoing generational ownership changes, continue to represent potential acquisition opportunities. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings.

     DEVELOP COMPLEMENTARY LINES OF BUSINESS

     While the Company intends to focus on increasing its installed machine base, the Company believes that its leading market position and access to over six million housing units provide the Company with additional growth and diversification opportunities within its existing laundry business. These opportunities include the distribution of laundry equipment to the retail coin-operated laundromat segment (through its distribution operations) and the rental of laundry equipment to various end customers (through its rental operations). Furthermore, the Company believes that its existing sales, service, collections and security infrastructure could potentially be extended into other collections-based route businesses that are unrelated to its existing laundry business. The Company regularly explores strategic alliances with other companies in an effort to develop these ancillary revenue streams. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

      CONTINUE DEVELOPMENT OF INTEGRATED COMPUTER SYSTEMS.

     The Company's business strategy also includes the continued development of its integrated computer systems. As the industry leader, the Company works closely with its equipment vendors to assess ongoing technological changes and implement those that the Company believes are beneficial to its customers and to its operating efficiencies and financial performance. The Company's integrated computer systems are capable of being tailored to a specific region's needs while continuing to communicate with central management systems at its headquarters.

INDUSTRY

     The outsourced laundry equipment services industry is characterized by stable operating cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.3 million of which have been outsourced to independent operators such as the Company and approximately 1.2 million of which continue to be operated by the owners of such locations. The outsourced laundry equipment services industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas in the United States. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators.

     Industry participants often incur significant capital costs upon the procurement of new leases and the renewal of existing leases. Initial costs may include replacing existing washers and dryers, refurbishing laundry rooms and making advance location payments to secure long-term, renewable leases. After the initial expenditures, ongoing working capital requirements are minimal. In addition, the useful life of the Company's equipment typically extends throughout the term of the contract under which it is installed. Furthermore, maintenance of the facilities where the laundry machines are located is typically performed by the property manager or landlord.

     Historically, the industry has been characterized by stable demand and has been resistant to changing market conditions and general economic cycles. The Company believes that the industry's consistent and predictable revenue and operating cash flows are primarily due to: (i) the long-term nature of location leases; (ii) the stable demand for laundry services; and (iii) minimal ongoing working capital requirements.


DESCRIPTION OF PRINCIPAL OPERATIONS

     The principal aspects of the Company's operations include: (i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management;
(v) remanufacturing and (vi) revenue collection and security.

     SALES AND MARKETING

     The Company markets its products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location's annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve the Company's targeted goals in securing location contracts and renewals. The Company believes that its sales staff is among the most competent and effective in the industry.

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

     LOCATION LEASING

     The Company's leases provide it the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. The Company typically sets pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

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

     The Company estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. Most of the Company's leases renew automatically or have a right of first refusal provision. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2002, the Company's leases had an average remaining life to maturity of approximately 51 months (without giving effect to automatic renewals).

     SERVICE

     The Company's employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at the Company's leased locations.

     The Company's integrated computer systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, the Company receives and responds to approximately 3,000 service calls. The Company estimates that less than 1% of its machines are out of service on any given day. The ability to reduce machine down-time, especially during peak usage, enhances revenue and improves the Company's reputation with its customers.

     In a business that emphasizes prompt and efficient service, the Company believes that its integrated computer systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate the Company's radio-equipped service vehicles and allow it to address customer needs quickly and efficiently.

     INFORMATION MANAGEMENT

     The Company's integrated computer systems serve three major functions: (i) tracing the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors' and the Company's lease renewal schedules.

     The Company's integrated computer systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, the Company's integrated computer systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements.

     Data on machine performance is used by the Company's sales staff to forecast revenue by location. The Company is able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

     The Company's integrated computer systems also provide the Company's sales staff with an extensive database essential to the Company's marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

     The Company also believes that its integrated computer systems enhance its ability to successfully integrate acquired businesses into its existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

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

     REVENUE COLLECTION AND SECURITY

     The Company believes that it provides the highest level of security for revenue collection control in the outsourced laundry equipment services industry. The Company utilizes numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns and extensive monitoring of collections and personnel. The Company enforces stringent employee standards and screening procedures for prospective employees. Employees responsible for, or who have access to, the collection of funds are tested randomly and frequently. Additionally, the Company's security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.


COMPLEMENTARY OPERATIONS

     In addition to its route business, the Company has expanded its breadth of operations to related, complementary lines of businesses:

     RENTAL OPERATIONS

     The Company, through its Appliance Warehouse division, is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, the Company believes this business line represents an opportunity for growth in a new market segment which is complementary to its core business.

     DISTRIBUTION OPERATIONS

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


EMPLOYEES

     As of March 31, 2002, the Company employed 2,049 employees (including 308 laundromat attendants in the Company's retail laundromats in Texas and Arizona). In the Northeast region, 127 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). The Company believes that it has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.


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

     On May 12, 2000, Coinmach Laundry entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly-formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of GTCR Fund IV, Coinmach Laundry's then-largest stockholder. Pursuant to the Merger Agreement, CLC Acquisition acquired all of Coinmach Laundry's outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into Coinmach Laundry. Effective July 13, 2000, CLC Acquisition was merged with and into Coinmach Laundry pursuant to the terms of the Merger Agreement. Coinmach Laundry's Class A common stock was delisted from The Nasdaq Stock Market and Coinmach Laundry is no longer subject to the reporting requirements of the Securities Exchange Act of 1934. The foregoing transactions are collectively referred to herein as the "Transaction."

     The Company's headquarters are located at 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803, and its telephone number is (516) 349-8555. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina.


CREDIT FACILITY AND SENIOR NOTES

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a new $355 million senior secured credit facility (the "New Senior Secured Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The New Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The term loans under the New Senior Secured Credit Facility, in aggregate principal amounts outstanding of $30 million and $250 million, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of March 31, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008. The Company used the net proceeds from the 9% Senior Notes, together with borrowings under the New Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. See Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - FINANCING ACTIVITIES" for more information about the 9% Senior Notes and the New Senior Secured Credit Facility.


ITEM 2.  PROPERTIES

     As of March 31, 2002, the Company leased 61 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of the Company's leased properties service the Company's core route operations.

     The Company presently maintains its headquarters in Plainview, New York, leasing approximately 11,600 square feet pursuant to a ten-year lease scheduled to terminate September 30, 2011. The Company's Plainview facility is used for general and administrative purposes.

     The Company also maintains a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five-year lease scheduled to terminate September 30, 2006.


ITEM 3.  LEGAL PROCEEDINGS

     On November 18, 1999, K. REED HINRICHS V. STEPHEN R. KERRIGAN, ET AL., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming Coinmach Laundry, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of Coinmach
Laundry's common stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to Coinmach Laundry's public shareholders. This matter was stayed by mutual agreement of the parties due to the subsequent cash tender offer and merger transaction which were approved by Coinmach Laundry's board of directors, that have since been consummated. The Company believes this class action is without merit and that the ultimate disposition of such action will not have a material adverse effect on the Company. See "BUSINESS -- RECENT DEVELOPMENTS."

     The Company is party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the Company's financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There currently exists no established public trading market for the Company's common stock, all of which is held beneficially and of record by Coinmach Laundry.

HOLDERS

     As of March 31, 2002, there was one holder of record of the Company's common stock.

DIVIDENDS

     The Company has not paid any dividends on its common stock during the past fiscal year and does not intend to pay dividends on its common stock in the foreseeable future.

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

EQUITY PARTICIPATION PURCHASE PLAN

     Pursuant to Coinmach Laundry's equity participation purchase plan, certain employees of the Company are eligible to acquire common stock of Coinmach Laundry at a fixed price per share determined by the board of directors of Coinmach Laundry. Such shares are paid for by each participating employee and vest over a specified period, typically over 4 years. As of March 31, 2002, Coinmach Laundry had issued 16,356,894 shares of its common stock to participants under the plan. Additionally, in connection with the going private transaction, members of senior management of the Company were eligible to acquire preferred stock of Coinmach Laundry. As of March 31, 2002, Coinmach Laundry had issued 693 shares of its preferred stock to certain members of senior management of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                          (in thousands, except ratios)

     The following table presents summary historical consolidated financial data of the Company. Such table includes the consolidated financial data for the year ended March 31, 2002 ("2002 Fiscal Year"), the period from July 1, 2000 to March 31, 2001 ("Post-Transaction") and the period from April 1, 2000 to June 30, 2000 ("Pre-Transaction"), and the years ended March 31, 2000 ("2000 Fiscal Year"), March 31, 1999 ("1999 Fiscal Year"), and March 31, 1998 ("1998 Fiscal Year"). The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto included in Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and with the information presented in Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.




                                                              JULY 1, 2000   APRIL 1, 2002
                                                              TO MARCH 31,    TO JUNE 30,
                                                YEAR ENDED        2001            2000                  YEAR ENDED
                                               -----------    -------------  -------------  -----------------------------------
                                                MARCH 31,         POST-          PRE-        MARCH 31,    MARCH 31,   MARCH 31,
                                                   2002       TRANSACTION(7) TRANSACTION(8)    2000         1999        1998
                                               -----------   --------------- --------------  ---------    ---------   ---------

OPERATIONS DATA:
    Revenues................................    $538,895        $393,608       $134,042     $527,079     $505,323    $324,887
    Operating, general and administrative
      expenses..............................     371,830         271,298         91,805      358,733      340,671     224,752
    Depreciation and amortization...........     129,529         102,727         31,557      123,002      113,448      75,453
    Operating income........................      37,536          19,583         10,680       45,344       51,204      24,682
    Interest expense........................      73,036          52,391         16,661       67,232       65,901      44,668
    Loss before extraordinary item..........     (34,620)        (25,603)        (4,652)     (16,079)     (11,618)    (14,652)
    Extraordinary loss, net of income taxes(1)    (6,745)             --             --           --           --          --
    Net loss................................     (41,365)        (25,603)        (4,652)     (16,079)     (11,618)    (14,652)

BALANCE SHEET DATA (AT END OF PERIOD):
    Cash and cash equivalents...............    $ 27,820         $25,859           --        $23,174      $26,515     $22,451
    Property and equipment, net.............     284,413         276,004           --        237,160      223,610     194,328
    Contract rights, net....................     351,609         376,779           --        384,680      413,014     366,762
    Advance location payments...............      69,257          74,233           --         77,212       79,705      74,026
    Goodwill, net...........................     201,137         215,317           --        101,253      109,025     110,424
    Total assets............................     989,321       1,014,074           --        875,625      900,660     816,232
    Total debt (2)..........................     737,305         697,969           --        683,819      685,741     598,700
    Stockholder's equity (deficit)..........      50,423          91,788           --        (30,143)     (14,128)     (2,594)

FINANCIAL INFORMATION AND OTHER DATA:
    Cash flow provided by operating
      activities............................    $ 78,411         $71,955        $17,407      $90,743     $103,041    $ 58,686
    Cash flow used for investing activities.     (82,011)        (66,202)       (24,273)     (88,404)    (181,665)   (350,875)
    Cash flow provided by (used for)
      financing activities..................       5,561          (4,471)         8,269       (5,680)      82,688     304,530
    EBITDA (3)..............................     167,065         122,310         42,237      168,346      164,652     100,135
    EBITDA margin (4).......................       31.0%           31.1%          31.5%        31.9%        32.6%       30.8%
    Operating margin (5)....................        7.0%            5.0%           8.0%         8.6%        10.1%        7.6%
    Capital expenditures (6)
      Capital expenditures..................     $79,072         $60,620        $24,273      $88,404      $84,134     $58,728
      Acquisition capital expenditures......       3,723           5,582           --            --        97,531     294,996
                                                --------        --------       --------     --------     --------    --------
    Total Capital Expenditures..............     $82,795         $66,202        $24,273      $88,404     $181,665    $353,724
                                                ========        ========       ========     ========     ========    ========


_________

     (1) The extraordinary loss, net of income taxes, in the 2002 Fiscal Year consists of costs related to the early extinguishments of debt in connection with the Company's refinancing on January 25, 2002.

     (2) Total debt at March 31, 2001, March 31, 2000, March 31, 1999 and March 31, 1998 does not include the unamortized premium on the 11 3/4% Series C Senior Notes of $5,555, $6,789, $8,023 and $9,258, respectively, recorded as a result of the issuance by the Company of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997. The 11 3/4% Series C Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the extraordinary loss.

     (3) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

     (4) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with accounting principles generally accepted in the United States.

     (5) Operating margin represents operating income as a percentage of revenues.

     (6) Capital  expenditures  represent  amounts  expended  for  property  and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses. For the fiscal year ended March 31, 1998, acquisition capital expenditures include approximately $2.3 million of promissory notes issued by Coinmach Laundry related to certain acquisitions.

     (7) Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Transaction. Certain revenues and operating, general and administrative expenses have been reclassified for presentation purposes.

     (8) As a result of the Transaction that was accounted for using the purchase method of accounting and, due to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, evaluations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Transaction. Certain revenues and operating, general and administrative expenses have been reclassified for presentation purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis pertains to the results of operations and financial position of the Company for the 2002 Fiscal Year, the period from April 1, 2000 to March 31, 2001 (the "2001 12-Month Period"), and the 2000
Fiscal Year and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. The 2001 12-Month
Period is comprised of the Pre-Transaction period combined with the Post-Transaction period, and is not adjusted for the pro-forma effect that additional depreciation and amortization would have on the Pre-Transaction period had the Transaction occurred at the beginning of the 2001 12-Month Period.

GENERAL

     The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. The Company's core business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. The Company also leases laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities. At March 31, 2002, the Company owned and operated approximately 835,000 washers and dryers in approximately 80,000 locations throughout North America, including in 167 retail laundromats located throughout Texas and Arizona. The Company, through Super Laundry, its wholly-owned subsidiary, is also a laundromat equipment distribution company.

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

     The Company's most significant revenue source is its route business, which over the last three fiscal years has accounted for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the Company's leases require it to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Through the Company's route business, the Company also currently operates 167 retail laundromats throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route and retail laundromat business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

     In addition to its route business, the Company operates an equipment distribution business through Super Laundry, its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

     The Company also operates an equipment rental business through its Appliance Warehouse division, which rents laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties as well as to individuals.

     The Company's discussion and analysis of segment information for the route, distribution and rental segments for the 2001 12-Month Period and the 2000 Fiscal Year presented has been restated to combine its operations of the retail laundromats with the route segment. Prior to the quarter ended September 30, 2001, the operations of the Company's retail laundromats were separately discussed and analyzed. The Company believes that aggregating its retail operations with the route segment is more representative of the Company's core business.

     ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

     The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

     Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period which remained at laundry room locations.

     The Company is required to estimate the collectibility of its receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The Company currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of the Company's deferred tax assets is principally dependent upon its achievement of projected future taxable income. Management's judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

      The Company has significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions, including estimated future cash flows, could significantly impact these judgments and require adjustments to recorded asset balances.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:



                                                 YEAR ENDED                                         YEAR ENDED
                                                  MARCH 31,    JULY 1, 2000 TO  APRIL 1, 2000 TO     MARCH 31,
                                                    2002        MARCH 31, 2001    JUNE 30, 2000        2000
                                                 ----------    ---------------  ----------------    ----------
                                                                    (POST-            (PRE-
                                                                 TRANSACTION)     TRANSACTION)


    Revenues..................................       100.0%         100.0%            100.0%           100.0%
    Laundry operating expenses................        67.4           67.2              66.9             66.4
    General and administrative expenses.......         1.6            1.7               1.6              1.7
    Depreciation and amortization.............        24.0           26.1              23.5             23.3
    Operating income..........................         7.0            5.0               8.0              8.6
    Interest expense, net.....................        13.6           13.3              12.4             12.8
    EBITDA....................................        31.0           31.1              31.5             31.9

     FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO THE 12-MONTH PERIOD ENDED MARCH 31, 2001

     The following table sets forth the Company's revenues for the periods indicated:

                                                       (dollars in millions)
                                                  ----------------------------
                                                   2002       2001      CHANGE
                                                  ------     -------    ------
         Route.................................   $478.1     $ 471.0    $ 7.1
         Distribution..........................     38.4        38.3      0.1
         Rental................................     22.4        18.3      4.1
                                                  ------      ------    -----
                                                  $538.9      $527.6    $11.3
                                                  ======      ======    =====

     Revenue increased by approximately $11.3 million or 2% for the 2002 Fiscal Year as compared to the 2001 12-Month Period.

         Route revenue for the 2002 Fiscal Year increased by approximately $7.1 million or 2% over the prior year. Management believes that the improvement in route revenue for the 2002 Fiscal Year as compared to the 2001 12-Month Period was the result of a combination of (i) increased revenue from the existing machine base due primarily to price changes and machine installations, (ii) the timing of price changes and internal growth in machine count during the 2002 Fiscal Year and the 2001 12-Month Period and
     (iii) greater same store revenues due primarily to pricing strategies implemented to address increased competition in retail laundromats.

         Distribution revenue for the 2002 Fiscal Year increased slightly as compared to the 2001 12-Month Period. Sales from the distribution business unit are sensitive to general market and economic conditions and as a result have experienced fluctuations during such periods.

         Rental revenue for the 2002 Fiscal Year increased by approximately $4.1 million or 22% over the 2001 12-Month Period. The increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

     Laundry operating expenses increased by approximately $8.9 million or 3% for the 2002 Fiscal Year, as compared to the 2001 12-Month Period. This increase in laundry operating expenses was due primarily to (i) an increase in commission expense related to increased route revenue, and (ii) costs associated with expansion into new markets in the rental and distribution businesses. As a percentage of revenues, laundry operating expenses were approximately 67% for both the 2002 Fiscal Year and the 2001 12-Month Period.

     General and administrative expenses decreased by approximately 2% for the 2002 Fiscal Year, as compared to the 2001 12-Month Period. The decrease in general and administrative expenses was primarily due to a slight reduction in various costs and expenses related to accounting, management information systems and other administrative functions associated with the Company's growth. As a percentage of revenues, general and administrative expenses were approximately 1.6% and 1.7% for the 2002 Fiscal Year and the 2001 12-Month Period, respectively.

     Depreciation and amortization expense decreased by approximately 4% for the 2002 Fiscal Year as compared to the 2001 12-Month Period. This decrease was due primarily to a write-off of contract rights values relating to certain locations not renewed of approximately $5.9 million during the 2001 12-Month Period.

     Operating income margins were approximately 7% for the 2002 Fiscal Year, as compared to approximately 6% for the 2001 12-Month Period. The increase in operating income margin for the 2002 Fiscal Year was primarily due to increased revenue in the route and rental businesses, as well as decreased depreciation and amortization expense, which were partially offset by increased commission expense and costs associated with the expansion into new rental and distribution markets.

     Interest expense, net, increased by approximately 6% for the 2002 Fiscal Year, as compared to the 2001 12-Month Period. The increase was primarily due to
(i) the cost of the termination of the interest rate swap agreements in the amount of approximately $4.2 million, (ii) the combination of interest paid on the 11 3/4% Senior Notes from January 25 to February 25, 2002 with the interest expense on the 9% Senior Notes for the same period and (iii) an increase in amortization of deferred financing costs relating to the issuance of the 9% Senior Notes and the New Senior Secured Credit Facility.

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

     The following table sets forth the Company's EBITDA for the periods indicated:

                                                        (dollars in millions)
                                                      ------------------------
                                                       2002      2001    CHANGE
                                                      -------   ------   ------
         Route.....................................   $166.0    $164.4   $ 1.6
         Distribution..............................      1.1       1.8    (0.7)
         Rental....................................      8.7       7.2     1.5
         General and administrative expenses.......     (8.7)     (8.9)    0.2
                                                      -------   -------  ------
                                                      $167.1    $164.5   $ 2.6
                                                      =======   =======  ======

     EBITDA was approximately $167.1 million for the 2002 Fiscal Year, as compared to approximately $164.5 million for the 2001 12-Month Period, representing an increase of approximately 2%. EBITDA margins declined slightly to approximately 31.0% for the 2002 Fiscal Year, as compared to approximately 31.2% for the 2001 12-Month Period. The increase in EBITDA was primarily the result of increased revenues in the route and rental businesses offset partially by the increase in commission expense related to increased route revenue, as well as an increase in the costs associated with the expansion into new rental and distribution markets in the rental and distribution businesses.


     2001 12-MONTH PERIOD COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2000

     The following table sets forth the Company's revenues for the years indicated:

                                                        (dollars in millions)
                                                         YEAR ENDED MARCH 31,
                                                      --------------------------
                                                       2001      2000    CHANGE
                                                      ------   --------  -------
         Route.....................................   $471.0   $ 467.0   $ 4.0
         Distribution..............................     38.3      46.3    (8.0)
         Rental....................................     18.3      13.8     4.5
                                                      ------   -------   ------
                                                      $527.6   $ 527.1   $ 0.5
                                                      ======   =======   ======

     Revenues increased by approximately $0.5 million or less than 1% for the 2001 12-Month Period as compared to the prior year.

         Route revenue for the 2001 12-Month Period increased by approximately $4.0 million or less than 1% over the prior year. During the prior year, the Company experienced excessive vandalism, primarily in the South Central region of the United States, which adversely impacted the Company's second, third and fourth fiscal quarters' results of operations for the prior year. Management believes that the improvement in route revenue for the 2001
     12-Month Period as compared to the prior year was the result of the combination of (i) increased revenue from the existing machine base due primarily to price changes and machine installations, (ii) a reduction in vandalism as a result of heightened security measures and (iii) the timing of price changes and internal growth in machine count during the 2001 12-Month Period and the 2000 Fiscal Year.

         Distribution revenue for the 2001 12-Month Period decreased by approximately $8.0 million or 17% from the prior year. The decrease for the 2001 12-Month Period was primarily the result of certain of the Company's large retail laundromat customers experiencing financial difficulty, resulting in reduced machine purchases. In addition, sales from the distribution business unit were sensitive to general market conditions and as a result experienced fluctuations. The Company made a strategic change in product lines during the 2001 12-Month Period, which created a lag in revenue as sales and service personnel became acquainted with the new product lines. In addition, in January 2001 the Company purchased a distribution business for approximately $4.3 million. This acquisition increased the Company's presence in the Midwest region of the United States.

         Rental revenue for the 2001 12-Month Period increased by approximately $4.5 million or 32% over the prior year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories.

     Laundry operating expenses increased by approximately $4.3 million or 1% for the 2001 12-Month Period, as compared to the prior year. This increase in laundry operating expenses was due primarily to additional costs associated with expansion into new markets in the rental and distribution businesses as well as increased utility costs relating to the operation of retail laundromats. This increase was partially offset by a decrease in cost of sales resulting from reduced sales in the distribution business. As a percentage of revenues, laundry operating expenses were approximately 67% and 66% for the 2001 12-Month Period and the 2000 Fiscal Year, respectively.

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

     Depreciation and amortization expense increased by approximately 9% for the 2001 12-Month Period as compared to the prior year as the result of the application of push-down accounting resulting from the going-private transaction. Increases in depreciation and amortization other than from the going-private transaction were primarily due to capital expenditures required by historical increases in the Company's installed base of machines, as well as a write-off of contract rights values relating to certain locations not renewed of approximately $5.9 million.

     Operating income margins were approximately 6% for the 2001 12-Month Period, as compared to approximately 9% for the 2000 Fiscal Year. The decrease in operating income margin for the 2001 12-Month Period was primarily due to an increase in depreciation and amortization expense in such period.

     Interest expense, net, increased by approximately 3% for the 2001 12-Month Period, as compared to the prior year. The increase was primarily due to the increased borrowing levels under the Company's senior credit facility as well as to an increase in interest rates on such credit facility as a result of general market rate increases.

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization. EBITDA is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

     The following table sets forth the Company's EBITDA for the years indicated:

                                                       (dollars in millions)
                                                        YEAR ENDED MARCH 31,
                                                      -------------------------
                                                       2001     2000    CHANGE
                                                      -------  -------  ------
         Route.....................................   $164.4   $166.3   $(1.9)
         Distribution..............................      1.8      5.0    (3.2)
         Rental....................................      7.2      5.8     1.4
         General and administrative expenses.......     (8.9)    (8.8)   (0.1)
                                                      -------  -------  ------
                                                      $164.5   $168.3   $(3.8)
                                                      =======  =======  ======


     EBITDA was approximately $164.5 million for the 2001 12-Month Period, as compared to approximately $168.3 million for the 2000 Fiscal Year, representing a decrease of approximately 2%. EBITDA margins declined to approximately 31.2% for the 2001 12-Month Period, as compared to approximately 31.9% for the prior year. These decreases were the result of the combination of decreased revenues and increased operating expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have substantial indebtedness and debt service requirements. At March 31, 2002, the Company had outstanding long-term debt of approximately $737.3 million, which included $450 million of 9% Senior Notes and $280 million of borrowings under the New Senior Secured Credit Facility. The Company's stockholder's equity was approximately $50.4 million as of March 31, 2002.

     The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of March 31, 2002 consisted of cash and cash equivalents of $27.8 million and available borrowings under its New Senior Secured Credit Facility of approximately $74.0 million.

FINANCING ACTIVITIES

     SENIOR NOTES OFFERING AND EXCHANGE OFFER

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes and entered into the $355 million Senior Secured Credit Facility comprised of (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility, which has a maximum borrowing limit of $75 million. The term loans under the Company's New Senior Secured Credit Facility, in aggregate principal amounts outstanding of $30.0 million and $250.0 million, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of March 31, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008. The Company used the net proceeds from its 9% Senior Notes, together with borrowings under its New Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium),
(ii) repay outstanding  indebtedness under its prior senior credit facility, and
(iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. The Company recognized an extraordinary loss, net of income tax, of approximately $6.7 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of its prior senior credit facility (see Recently Issued Accounting Pronouncements relating to Statement of Financial Accounting Standard No. 145). The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million and was recorded as interest expense in the 2002 Fiscal Year.

     The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of the Company and are redeemable, at the Company's option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth in that certain indenture, dated January 25, 2002, by and between the Company and U.S. Bank, N.A. as Trustee (the "Indenture") plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. In addition, the Company has the option to redeem, on or before February 1, 2005, up to 35% of the outstanding notes with money that the Company raises in one or more equity offerings, provided that certain requirements set forth in the Indenture are satisfied. The 9% Senior Notes are guaranteed on an unsecured senior basis by the Company's domestic subsidiaries.

     The Indenture contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company, the purchase, redemption or other acquisition of any capital stock of the Company, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the Indenture) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of the assets of the Company.

     The events of default under the Indenture include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding 9% Senior Notes may declare all unpaid principal and accrued interest on all of the 9% Senior Notes to be immediately due and payable.

     Upon the occurrence of a Change of Control (as defined in the Indenture), each holder of 9% Senior Notes will have the right to require that the Company purchase all or a portion of such holder's 9% Senior Notes pursuant to the offer described in the Indenture, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     SENIOR CREDIT FACILITY

     The Company's New Senior Secured Credit Facility is comprised of an aggregate of $355 million of secured financing consisting of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The New Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The term loans under the New Senior Secured Credit Facility, in aggregate principal amounts outstanding of $30 million and $250 million, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of March 31, 2002, there was no principal amount outstanding on the revolving portion of the New Senior Secured Credit Facility, which will expire on January 25, 2008.

     The Company is required to make (i) quarterly amortization payments under the New Senior Secured Credit Facility commencing on March 31, 2003 with respect to the $30 million term loan and semi-annual amortization payments commencing on June 30, 2002 with respect to the $250 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, commencing August 1, 2002.

     The Company's indebtedness under the New Senior Secured Credit Facility is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the New Senior Secured Credit Facility, the Company and Coinmach Laundry pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries.

     The New Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of the Company or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the New Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The New Senior Secured Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

     The New Senior Secured Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the New Senior Secured Credit Facility when due; (ii) certain failures by the Company or its subsidiaries to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company or Coinmach Laundry in the performance or observance of the agreements or covenants under the New Senior Secured Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of the Company's or its subsidiaries' representations or warranties under the New Senior Secured Credit Facility; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company, its subsidiaries or Coinmach Laundry.

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

     Capital expenditures for the 2002 Fiscal Year were approximately $79.1 million (excluding payments of approximately $3.7 million relating to capital lease obligations and excluding approximately $3.7 million relating to acquisition capital expenditures). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. The growth in the installed base of machines for the route business was approximately 4,100 for the 2002 Fiscal Year. The growth in the rental business machine base was approximately 22,300 for the 2002 Fiscal Year. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $72.0 million for the twelve months ending March 31, 2003. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The  following  table  sets  forth  the  Company's   capital   expenditures
(excluding payments for capital lease obligations and business acquisitions) for the years indicated:

                                                         (dollars in millions)
                                                          YEAR ENDED MARCH 31,
                                                      -------------------------
                                                        2002     2001   CHANGE
                                                       ------   ------  ------
         Route.....................................    $71.0    $75.2   $(4.2)
         Distribution..............................       --      0.1    (0.1)
         Rental....................................      8.1      9.6    (1.5)
                                                       -----    -----   ------
                                                       $79.1    $84.9   $(5.8)
                                                       =====    =====   ======


     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines.

     Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 9% Senior Notes and borrowings under the New Senior Secured Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the credit agreement evidencing the New Senior Secured Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the New Senior Secured Credit Facility, or the indenture governing the 9% Senior Notes.

CERTAIN ACCOUNTING TREATMENT

     The Company's depreciation and amortization expense, which aggregated approximately $129.5 million for the 2002 Fiscal Year, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

INFLATION AND SEASONALITY

     In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by the Company in future periods. Management believes that such effects will not be material. The Company's business generally is not seasonal.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on April 1, 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of approximately $15 million per year. During the first two fiscal quarters of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position. In connection with SFAS No. 142, the Company has reassessed the useful lives of contract rights and has determined that such contract rights should be amortized using accelerated methods over periods ranging from 30 to 35 years. This change will take effect beginning with the quarter ended June 30, 2002 and is expected to result in an increase in operating income of approximately $11 million for the year ended March 31, 2003.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The Financial Accounting Standards Board's new rules on asset impairment supersede SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principles Board Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We are currently evaluating the impact, if any, SFAS No. 144 will have on our financial statements as of and for the year ending March 31, 2003.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 62, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 are not to be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB No. 30"). Upon adoption, any gain or loss on extinguishment of debt previously classified, as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified to conform to the provisions of SFAS No. 145. Upon adoption of SFAS No. 145, which will be reflected in the Company's year ending March 31, 2004 consolidated financial statements, the Company will classify the extraordinary loss to continuing operations resulting in total pre-tax loss of approximately $46.9 million for the year ended March 31, 2002.

FORWARD-LOOKING STATEMENTS

     Certain statements and information contained in this Form 10-K and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on the beliefs of the Company's management as well as estimates and assumptions made by, and information currently available to, the Company's management. Forward-looking statements are those that are not historical facts. When used in SEC Filings, the words "anticipate," "project," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties that may be beyond the Company's control. Such risks and uncertainties, together with any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, include, but are not limited to, the Company's ability to satisfy its debt service requirements, the costs of integration of acquired businesses and realization of anticipated synergies, increased competition, availability of capital to finance capital expenditures necessary to increase and maintain the Company's operating machine base, the rate of growth in general and administrative expenses due to the Company's business expansion, the Company's dependence upon lease renewals, risks of extended periods of reduced occupancy levels, and the ability of the Company to implement its business strategy. Other risks and uncertainties also include changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may vary significantly from those anticipated, projected, believed, estimated, expected, intended or planned.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 2002, the Company had approximately $280 million outstanding relating to its variable rate debt portfolio.

     The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $5.6 million, assuming the amount outstanding was $280 million, the balance as of March 31, 2002. Historically, the Company has utilized interest rate swap agreements to manage its exposure to certain market rate risks.

     The Company used a portion of the net proceeds for the 9% Senior Notes together with borrowings under its New Senior Secured Credit Facility to terminate all of its interest rate swap agreements. The cost of termination was approximately $4.2 million and was recorded as interest expense in the 2002 Fiscal Year.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-39 hereto.


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

                 NAME                          TITLE                      AGE
                 ----                          -----                      ---
         Stephen R. Kerrigan     Chairman of the Board and Director        48
         Mitchell Blatt          Director                                  50
         Robert M. Doyle         Director                                  45

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

     MR. DOYLE. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Doyle has been a director of the Company since November 1995. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1986 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

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

                  NAME                         TITLE                      AGE
                  ----                         -----                      ---
         Stephen R. Kerrigan        Chairman of the Board and Chief
                                       Executive Officer                   48

         Mitchell Blatt             President, Chief Operating Officer     50

         Robert M. Doyle            Chief Financial Officer, Senior Vice
                                       President, Treasurer, Secretary     45

         John E. Denson             Senior Vice President                  64

         Michael E. Stanky          Senior Vice President                  50

For information regarding Messrs. Kerrigan, Blatt and Doyle, see "-- DIRECTORS" above.

     MR. DENSON. Mr. Denson has been Senior Vice President of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Denson was Senior Vice President of Solon from June 1987 until November 1995. Mr. Denson has served as an officer of Solon under various titles since 1973, and served as a director and Co-Chief Executive Officer of Solon from November 1994 to April 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") who had annual compensation in excess of $100,000 for all services rendered in all capacities for the fiscal year ended March 31, 2000, and the 2001 12-Month Period, and the fiscal year ended March 31, 2002.

                                                       ANNUAL                           LONG-TERM
                                                     COMPENSATION                      COMPENSATION
                                  -------------------------------------------------- --------------
                                                                                       COMMON STOCK
                                                                      OTHER ANNUAL      UNDERLYING         ALL OTHER
                                   FISCAL    SALARY      BONUS         COMPENSATION      OPTIONS         COMPENSATION (16)
   NAME AND PRINCIPAL POSITION      YEAR      ($)         ($)              ($)             (#)                ($)
---------------------------------  ------    -------     --------     -------------    -------------     -----------------

Stephen R. Kerrigan                 2002     425,000      285,000      112,067 (1)         --                 2,334
      Chief Executive Officer       2001     404,617      275,000       70,266 (2)         --                 2,631
                                    2000     350,000      400,000      115,956 (3)        50,000              2,972

Mitchell Blatt                      2002     300,753       90,000       45,583 (4)         --                 2,334
      President, Chief              2001     301,731      120,000       27,671 (5)         --                 2,352
      Operating Officer             2000     300,000      250,000       66,281 (6)        30,000              2,553

Robert M. Doyle                     2002     248,076       80,000       24,419 (7)         --                 2,944
      Chief Financial Officer       2001     200,673       85,000        7,034 (8)         --                 2,347
                                    2000     193,942      125,000       12,052 (9)        20,000              2,124

John E. Denson                      2002     140,000       21,000       31,039 (10)        --                 1,925
      Senior Vice President         2001     139,720       28,000       26,228 (11)        --                 1,927
                                    2000     125,500       32,500       26,863 (12)       10,000              1,456

Michael E. Stanky                   2002     195,000       44,500       21,364 (13)        --                 2,335
      Senior Vice President         2001     195,684       50,000        3,800 (14)        --                 2,421
                                    2000     175,000       87,500        3,526 (15)       10,000              2,009

____________

     (1) Includes $81,968 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $14,451 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Transaction; $2,175 in automobile allowances; $8,230 in club membership fees; and $1,493 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

     (2) Includes $59,271 in forgiven indebtedness; $3,750 in interest calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $5,950 in club membership fees; and $1,295 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

     (3) Includes $98,118 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $12,660 in club membership fees; and $1,428 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

     (4) Includes $23,301 in forgiven indebtedness; $4,258 in automobile allowances; $16,346 in club membership fees; and $1,678 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

     (5)  Includes  $9,271  in  forgiven  indebtedness;   $2,813  in  automobile
allowances; $14,450 in club membership fees; and $1,137 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

     (6) Includes $48,118 in forgiven indebtedness; $2,813 in automobile allowances; $14,050 in club membership fees; and $1,300 in life insurance premiums paid by the Company on behalf of Mr. Blatt.


     (7) Includes $14,859 in forgiven indebtedness; $6,643 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Transaction; $2,083 in automobile allowances; and $834 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

     (8)  Includes  $4,426  in  forgiven  indebtedness;   $2,098  in  automobile
allowances; and $510 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

     (9) Includes $10,259 in forgiven indebtedness; $1,213 in automobile allowances; and $580 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

     (10) Includes $24,622 in forgiven indebtedness; $2,943 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Transaction; $950 in interest expense calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,025 in automobile allowances; and $1,499 in life insurance premiums paid by the Company on behalf of Mr. Denson.

     (11) Includes $20,000 in forgiven indebtedness; $2,900 in interest calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,275 in automobile allowances; and $2,053 in life insurance premiums paid by the Company on behalf of Mr. Denson.


     (12) Includes $20,000 in forgiven indebtedness; $3,800 in interest, calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,463 in automobile allowances; and $1,600 in life insurance premiums paid by the Company on behalf of Mr. Denson.


     (13) Includes $13,029 in forgiven indebtedness; $6,732 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Transaction; $438 in automobile allowances; and $1,165 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

     (14)  Includes  $2,455  in  forgiven   indebtedness;   $551  in  automobile
allowances; and $794 in life insurance premiums paid by the Company on behalf of Mr. Stanky.


     (15)  Includes  $2,455  in  forgiven   indebtedness;   $243  in  automobile
allowances; and $828 in life insurance premiums paid by the Company on behalf of Mr. Stanky.


     (16) Represents matching contributions made by the Company to the 401(k) Plan.


EMPLOYMENT CONTRACTS

     EMPLOYMENT AGREEMENTS OF STEPHEN R. KERRIGAN, MITCHELL BLATT AND ROBERT M. DOYLE. On January 31, 1995, TCC and each of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"). In connection with the Solon Merger, the obligations of TCC under the Senior Management Agreements were assumed by the Company and certain amendments to such agreements were effected pursuant to the Omnibus Agreement, dated as of November 30, 1995 (the "Omnibus Agreement"). The Senior Management Agreements (after giving effect to base salary increases thereunder) provide for annual base salaries of $350,000, $300,000 and $200,000 for each of

Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the board of directors of Coinmach Laundry (the "CLC Board"). During the fiscal year ended March 31, 2002, the CLC Board approved annual base salaries for each of Messrs. Kerrigan, Blatt and Doyle of $425,000, $300,000 and $250,000, respectively. The CLC Board, in its sole discretion, may grant each Senior Manager an annual bonus. Each Senior Management Agreement is terminable at the will of the Senior Managers or at the discretion of the board of directors of the Company (the "Company Board"). Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Company without Cause (as defined in the Senior Management Agreements) and no event of default has occurred under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 1.5 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated by the Company and an event of default has occurred and is continuing under any bank credit facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. Under limited circumstances, Senior Managers are entitled to receive half of the severance pay to which they are otherwise entitled if employment with the Company is terminated by them.

     EMPLOYMENT AGREEMENT OF JOHN E. DENSON. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, which was subsequently replaced with an employment agreement dated December 17, 2000. Mr. Denson's current employment agreement has a term of one year and is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Company Board. During the fiscal year ended March 31, 2002, the Company Board approved an annual base salary for Mr. Denson of $140,000. The Company Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Company Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to his annual base salary then in effect.

     EMPLOYMENT AGREEMENT OF MICHAEL E. STANKY. On July 1, 1995, the Company entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000. The terms and conditions of Mr. Stanky's employment agreement are substantially similar to those contained in the Senior Management Agreements. During the fiscal year ended March 31, 2002, the Company Board approved an annual base salary for Mr. Stanky of $195,000.


401(K) SAVINGS PLAN

     The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 15% of their salaries up to a maximum level imposed by applicable federal law ($11,000 in 2002). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

     The Company made the following matching contributions during the fiscal year ended March 31, 2002 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,334; Mr. Blatt $2,334; Mr. Doyle $2,944; Mr. Denson $1,925; and Mr. Stanky $2,335.

COMPENSATION OF DIRECTORS

     Directors  receive no cash  remuneration  for their  service as  directors,
other  than   reimbursement  of  reasonable  travel  and  related  expenses  for attendance at Company Board meetings.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended March 31, 2002, all compensation matters with respect to the Company were, and continue to be, addressed by the Company Board, the CLC Board or the Chief Executive Officer, as appropriate.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 31, 2002, the Company had 100 shares of common stock, par value $.01 per share, issued and outstanding, all of which were owned by Coinmach Laundry. Coinmach Laundry completed a going private transaction in July 2000, pursuant to which it was acquired by an affiliate of GTCR Fund IV. For more information concerning such transaction, see Item 1 -- "BUSINESS - GENERAL DEVELOPMENT OF BUSINESS."

     The following table sets forth certain information regarding the common stock of Coinmach Laundry beneficially owned as of March 31, 2002 by (i) each of Coinmach Laundry's directors, (ii) each of the Named Executive Officers, and
(iii) all directors of Coinmach Laundry and the Named Executive Officers as a group.

           NAME AND ADDRESS(1) OF
           BENEFICIAL OWNER              NUMBER OF SHARES       PERCENT OF CLASS
           ----------------------        ----------------       ----------------
           Stephen R. Kerrigan               8,320,914 (2)            4.97%
           Mitchell Blatt                    7,376,400                4.41%
           Robert M. Doyle                   3,165,898                1.89%
           Michael E. Stanky                 2,058,122                1.23%
           John E. Denson                      396,984                  *
           James N. Chapman                    756,436                  *
           Bruce V. Rauner                 116,133,474 (3)           69.43%
           David A. Donnini                116,133,474 (4)           69.43%
           Vincent J. Hemmer               116,133,474 (5)           69.43%
           All Officers and
             Directors as a group
             (9 persons)                   138,208,228 (6)           82.63%

      _____________

     * Percentage of shares beneficially owned does not exceed 1% of common stock outstanding.

     (1) All addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

     (2) Includes shares of common stock beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

     (3) All such shares are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Rauner is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Rauner disclaims beneficial ownership of such shares.

     (4) All such shares are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Donnini is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Donnini disclaims beneficial ownership of such shares.

     (5) All such shares are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Hemmer is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Hemmer disclaims beneficial ownership of such shares.

     (6) In calculating the shares of common stock beneficially owned by executive officers and directors as a group, 116,133,474 shares owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner, Donnini and Hemmer are included only once.


CHANGE OF CONTROL

     Pursuant to the terms of the credit agreement governing the New Senior Secured Credit Facility, upon the occurrence of an Event of Default (as defined in such credit agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of common stock of the Company issued to Coinmach Laundry and pledged to such lenders by Coinmach Laundry pursuant to the terms and conditions of such credit agreement.


EQUITY PARTICIPATION PURCHASE PLAN

     Pursuant to Coinmach Laundry's equity participation purchase plan, certain employees of the Company are eligible to acquire common stock of Coinmach Laundry at a fixed price per share determined by the CLC Board. Such shares are paid for by each participating employee and vest over a specified period, typically over 4 years. As of March 31, 2002, Coinmach Laundry had issued 16,356,894 shares of its common stock to participants under the plan. Additionally, in connection with the going private transaction, members of senior management of the Company were eligible to acquire preferred stock of Coinmach Laundry. As of March 31, 2002, Coinmach Laundry had issued 693 shares of its preferred stock to certain members of senior management of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AND CONSULTING SERVICES

     During the last fiscal year, the Company paid Mr. Chapman, a director of Coinmach Laundry, $480,000 for general financial advisory and investment banking services.


REGISTRATION RIGHTS AGREEMENT

     Coinmach Laundry, GTCR Fund IV, MCS and Messrs. Blatt, Doyle, Stanky and Chapman are parties to a registration rights agreement, dated July 26, 1995 (the "CLC Registration Agreement"), pursuant to which Coinmach Laundry granted such parties certain rights with respect to the registration under the Securities Act, for resale to the public, of their respective Registrable Securities (as defined in the CLC Registration Agreement). The CLC Registration Agreement provides that, among other things, GTCR Fund IV has the right to "demand" registrations under the Securities Act with respect to all or a portion of GTCR Fund IV's Registrable Securities. The CLC Registration Agreement also provides for customary provisions regarding the priority among holders of securities with respect to the number of shares to be registered pursuant to any demand or piggyback registration and indemnification by Coinmach Laundry of the holders of Registrable Securities.


CERTAIN LOANS TO MEMBERS OF MANAGEMENT

     As of June 6, 2002, Mr. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan), Mr. Blatt, Mr. Doyle, Mr. Stanky and Mr. Denson owed the Company and/or Coinmach Laundry $705,234, $551,746, $209,388, $205,811 and $87,807, respectively, plus interest accrued thereon. During the last fiscal year, the largest aggregate amount owed to the Company by Mr. Kerrigan (directly and indirectly through

MCS), Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Denson equaled $787,202, $575,047, $224,247, $218,040, and $107,807, respectively, plus interest accrued thereon.

     The indebtedness of each of MCS and Mr. Blatt is evidenced by (i) two promissory notes each dated July 26, 1995, each in the original principal amount of $52,370, and (ii) two promissory notes each dated May 3, 1996, each in the original principal amount of $21,797. Each such note (i) accrues interest at a rate of 8% per annum, (ii) was delivered to Coinmach Laundry in connection with the purchase of Coinmach Laundry's securities by MCS and Mr. Blatt and (iii) is secured by pledges of all the Coinmach Laundry common stock held by MCS and Mr. Blatt. The promissory notes dated July 26, 1995 and May 3, 1996 are payable in eight equal annual installments commencing on July 26, 1996 and May 3, 1997, respectively. During the 2002 Fiscal Year, Coinmach Laundry forgave the repayment of approximately (i) $6,546 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the sixth installment of principal and interest owed by MCS and Mr. Blatt under the note dated July 26, 1995, and (ii) $2,725 by each of MCS and Mr. Blatt, which amounts represent the aggregate amount of the fifth installment of principal and interest owed by MCS and Mr. Blatt under the note dated May 3, 1996.

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

     In connection with the Transaction, certain loans were extended by Coinmach Laundry to MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Denson for the purchase of preferred and/or common stock in the principal amounts of $453,941, $311,786, $208,664, $211,477, and $92,429, respectively. Such loans are payable in installments over ten years and accrue interest at a rate of 7% per annum. During the 2002 Fiscal Year, Coinmach Laundry forgave the repayment of approximately $37,149, $14,030, $17,076, $17,306, and $7,564, which amounts represent the aggregate amount of the first installment of principal and interest owed by MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Denson, respectively.

     RELOCATION LOANS

     In connection with the Company's establishment of a corporate office in Charlotte, North Carolina and the relocation of Messrs. Kerrigan and Denson to such office in September 1996 and March 1997, respectively, the Company extended loans to each of Messrs. Kerrigan and Denson in the principal amounts of $500,000 ($250,000 of which is reflected in the $705,234 owed by Mr. Kerrigan to the Company as of June 6, 2002) and $80,000, respectively. The loan to Mr. Denson (the "Denson Loan") is an interest free demand loan. The Company forgave an aggregate of $80,000 on the Denson Loan, $20,000 of which was forgiven during the 2002 Fiscal Year and $20,000 of which was forgiven during the 2001 12-Month Period. The loan to Mr. Kerrigan (the "Kerrigan Loan") provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Company Board determined to extend the Kerrigan Loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by the Company on such Payment Date. If Mr. Kerrigan ceases to be employed by the Company as a result of (i) a change in control of the Company,
(ii) the death or disability of Mr.  Kerrigan  while  employed by the Company or
(iii) a termination by Mr. Kerrigan for Cause (as defined in the Kerrigan Loan) (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Loan will be forgiven as of the date of the Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

STOCKHOLDERS AGREEMENT

     In connection with the going-private transaction, Coinmach Laundry, certain of the Company's executive officers, GTCR-CLC, LLC and certain other investors entered into a stockholders agreement, dated as of July 5, 2000. The stockholders agreement provides: (i) GTCR with the ability to designate for election a majority of Coinmach Laundry's directors; (ii) for certain restrictions on transfers of any of Coinmach Laundry's capital stock purchased or otherwise acquired by any stockholder party to the agreement including, but not limited to, provisions providing (A) stockholders party to the agreement with certain limited participation rights in certain proposed transfers and (B) Coinmach Laundry, GTCR-CLC and certain other stockholders with certain limited first refusal rights in certain proposed transfers; (iii) that if Coinmach Laundry authorizes the issuance or sale of any shares of common stock or any securities convertible, exchangeable or exercisable for common stock, Coinmach Laundry will first offer to sell to stockholders party to the agreement a specified percentage of the shares sold in such issuance; and (iv) that upon approval by the CLC Board and holders of a majority of the shares of common stock of Coinmach Laundry then outstanding of a sale of all or substantially all of Coinmach Laundry's assets or outstanding capital stock (whether by merger, recapitalization, consolidation, reorganization, combination or otherwise), each stockholder party to such agreement shall vote for such sale and waive any dissenters rights, appraisal rights or similar rights in connection therewith.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

          (1) Financial Statements -- see Index to Financial Statements appearing on Page F-1.

          (2)  Exhibits:

  EXHIBIT
  NUMBER                                       DESCRIPTION
  -------                                      -----------

3.1 Restated Certificate of Incorporation of Coinmach Corporation ("Coinmach") (incorporated by reference from exhibit 3.1 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

3.2 Bylaws of Coinmach (incorporated by reference from exhibit 3.2 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

4.1 Indenture, dated as of January 25, 2002, by and between Coinmach, as Issuer, and U.S. Bank, N.A., as Trustee (incorporated by reference from exhibit number 4.8 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

4.2 Registration Rights Agreement, dated as of January 25, 2002, by and between Coinmach, the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 4.9 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

4.3 Form of 9% Senior Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.10 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

10.1 Purchase Agreement, dated as of January 31, 1995, by and among The Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the stockholders of CIC and Coinmach Holding Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.2 Equity Purchase Agreement, dated as of January 31, 1995, by and between TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.3 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR and President and Fellows of Harvard College ("Harvard"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.3 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.4 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR, MCS Capital Management, Inc. and Stephen R. Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.5 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. ("MCS") (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.6 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.7 Promissory Note, dated January 31, 1995, of MCS in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.8 Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.8 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.9 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Stephen R. Kerrigan, MCS and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.10 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.10 Senior Management Agreement, dated as of January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Mitchell Blatt and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.11 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.11 Senior Management Agreement, dated January 31, 1995, by and between TCC, Coinmach Industries Co., L.P., Robert M. Doyle and GTCR, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.12 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.12 Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.13 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

10.14 First Amendment to Stock Purchase Agreement, dated as of January 8, 1997 (incorporated by reference from exhibit 10.3 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

10.15 Registration Rights Agreement, dated as of March 14, 1997, between Coinmach and Atlanta Washer & Dryer Leasing, Inc. (incorporated by reference from exhibit 10.33 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.16 Senior Management Employment Agreement, dated as of December 17, 2000, by and between Coinmach and John E. Denson (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.17 Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.18         Promissory  Note,  dated January 8, 1997,  of Coinmach  Laundry in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994 (incorporated by reference from exhibit 10.38 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.19 Tax Cooperation Agreement, dated as of January 8, 1997, by and among Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc., Coinmach and the Sellers (incorporated by reference from exhibit 10.39 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.20 Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach (incorporated by reference from exhibit 10.40 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.21 Credit Agreement dated January 25, 2002, among Coinmach, Coinmach Laundry, the Subsidiary Guarantors party thereto, the Lending Institutions listed therein, Bankers Trust, Deutsche Bank Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.24 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.22 Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Laundry to Bankers Trust (incorporated by reference from exhibit number 10.25 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.23 Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to Bankers Trust (incorporated by reference from exhibit number 10.26 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.24 Security Agreement, dated January 25, 2002, among Coinmach, each of the Guarantors party thereto and Bankers Trust (incorporated by reference from exhibit number 10.27 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.25 Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.28 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.26 Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.29 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

10.27 Amendment to Investor Purchase Agreements, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Coinmach, Heller, Jackson National Life Insurance Company, individually and as successor by merger with Jackson National Life Insurance Company of Michigan (collectively, "JNL"), Harvard, James N. Chapman and Michael E. Marrus (incorporated by reference from exhibit 10.51 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.28 Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.29 Promissory Note, dated March 24, 1997, of John E. Denson in favor of Coinmach (incorporated by reference from exhibit 10.53 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.30 Supply Agreement, dated as of May 13, 1997, by and among Coinmach, SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach's Form 10-Q for the quarterly period ended December 26, 1997, file number 0-7694) (superceded by exhibit 10.57 of this report)

10.31 Supply Agreement, dated as of May 1, 1998, by and among Coinmach, SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (incorporated by reference from exhibit
              10.75 to Coinmach's Form 10-K for the fiscal year ended March 31, 1998, file number 0-7694)

10.32 Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors (as defined therein), and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 10.59 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

12.1          Statement   re   Computation   of   Earnings   to  Fixed   Charges
              (incorporated by reference from exhibit number 12.1 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

16.1 Letter, dated June 29, 1995, from Arthur Andersen LLP to the Securities and Exchange Commission regarding change in certifying accountants (incorporated by reference from exhibit number 16.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

21.1*         Subsidiaries of Coinmach Corporation



--------

*Filed herewith.


     (b)  Reports on Form 8-K.

          During the 2002 Fiscal Year, the Company did not file any reports on Form 8-K.

     (c)  Exhibits -- See (a)(2) above.

     (d)  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 6, 2002.

                                       COINMACH CORPORATION


                                       By:   /s/ STEPHEN R. KERRIGAN
                                           ------------------------------
                                           Stephen R. Kerrigan
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 6, 2002          By:   /s/ STEPHEN R. KERRIGAN
                                  ---------------------------------------
                                  Stephen R. Kerrigan
                                  Chairman of the Board of Directors and
                                  Chief Executive Officer (Principal
                                  Executive Officer)


Date: June 6, 2002          By:   /s/ MITCHELL BLATT
                                  ------------------------------
                                  Mitchell Blatt
                                  Director, President and Chief
                                  Operating Officer


Date: June 6, 2002          By:   /s/ ROBERT M. DOYLE
                                  ------------------------------
                                  Robert M. Doyle
                                  Chief Financial Officer, Senior Vice President
                                  Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)


Date: June 6, 2002          By:   /s/ JOHN E. DENSON
                                  ---------------------------------
                                  John E. Denson
                                  Senior Vice President - Corporate Development


Date: June 6, 2002          By:   /s/ MICHAEL STANKY
                                  --------------------------------
                                  Michael Stanky
                                  Senior Vice President

                      Coinmach Corporation and Subsidiaries

                   Index to Consolidated Financial Statements




Report of Independent Auditors..............................................F-2

As of March 31, 2002 and March 31, 2001:
   Consolidated Balance Sheets..............................................F-3

For the year ended March 31, 2002 and for the periods
   from July 1, 2000 to March 31, 2001 and from April 1, 2000 to June 30, 2000 and for the year ended March 31, 2000:
   Consolidated Statements of Operations....................................F-5
   Consolidated Statements of Stockholder's Equity..........................F-6
   Consolidated Statements of Cash Flows....................................F-7

Notes to Consolidated Financial Statements..................................F-9

Schedule II - Valuation and Qualifying Accounts:
  For the year ended March 31, 2002 and for the periods
   from July 1, 2000 to March 31, 2001 and from April 1, 2000 to June 30, 2000 and for the year ended March 31, 2000...................F-39


(All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

                         Reports of Independent Auditors

To the Board of Directors of
   Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 2002 and March 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended March 31, 2002 and the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000 and the year ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2002 and March 31, 2001, and the consolidated results of their operations and their cash flows for the year ended March 31, 2002 and the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000 and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Melville, New York
May 15, 2002

                      Coinmach Corporation and Subsidiaries

                           Consolidated Balance Sheets

                            (In thousands of dollars)


                                                                March 31,
                                                           2002          2001
                                                     --------------------------

Assets
Cash and cash equivalents                            $   27,820    $    25,859
Receivables, less allowance of $1,342 and $998           11,883         10,070
Inventories                                              13,109         13,362
Prepaid expenses                                          7,166          7,755
Advance location payments                                69,257         74,233
Land, property and equipment:
   Laundry equipment and fixtures                       363,183        306,479
   Land, building and improvements                       18,743         12,484
   Trucks and other vehicles                             18,848         13,023
                                                     -----------    -----------
                                                        400,774        331,986
   Less accumulated depreciation and amortization
                                                       (116,361)       (55,982)
                                                     -----------    -----------
Net property and equipment                              284,413        276,004

Contract rights, net of accumulated amortization
   of $59,967 and $33,404                               351,609        376,779
Goodwill, net of accumulated amortization
   of $29,781 and $14,529                               201,137        215,317
Other assets                                             22,927         14,695
                                                     -----------   ------------
Total assets                                         $  989,321    $ 1,014,074
                                                     ===========   ============



See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                            (In thousands of dollars)


                                                               March 31,
                                                          2002          2001
                                                     ---------------------------

Liabilities and stockholder's equity
Accounts payable and accrued expenses                $    31,775   $    35,332
Accrued rental payments                                   28,576        28,482
Accrued interest                                           7,540        15,939
Deferred income taxes                                     81,850        85,801
9% Senior Notes due 2010                                 450,000             -
11-3/4% Senior Notes due 2005                                  -       296,655
Premium on 11-3/4% Senior Notes                                -         5,555
Credit facility indebtedness                             280,000       395,331
Other long-term debt                                       7,305         5,983
Due to parent                                             51,852        53,208

Stockholder's equity:
   Common stock, par value $.01:
     1,000 shares authorized, 100 shares issued and
       outstanding                                             -             -
   Capital in excess of par value                        117,391       117,391
   Accumulated deficit                                   (66,968)      (25,603)
                                                     ------------  ------------
Total stockholder's equity                                50,423        91,788
                                                     ------------  ------------
Total liabilities and stockholder's equity           $   989,321   $ 1,014,074
                                                     ============  ============



See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                      Consolidated Statements of Operations

                            (In thousands of dollars)


                                                                                 April 1,
                                             Year ended     July 1, 2000 to      2000 to         Year ended
                                             March 31,         March 31,         June 30,        March 31,
                                                2002             2001              2000             2000
                                          ---------------------------------------------------------------------
                                                                   Post-       Pre-Transaction
                                                               Transaction

Revenues                                    $   538,895        $   393,608      $   134,042      $   527,079
Costs and expenses:
   Laundry operating expenses                   363,126            264,557           89,661          349,925
   General and administrative                     8,704              6,741            2,144            8,808
   Depreciation and amortization                129,529            102,727           31,557          123,002
                                            ------------       ------------     ------------     ------------
                                                501,359            374,025          123,362          481,735
                                            ------------       ------------     ------------     ------------

Operating income                                 37,536             19,583           10,680           45,344

Interest expense                                 65,889             52,391           16,661           67,232
Interest expense - escrow and interest rate
  swap termination costs (see Note 3a)            7,147                 --               --               --
                                            ------------       ------------     ------------     ------------
Total interest expense, net                      73,036             52,391           16,661           67,232
                                            ------------       ------------     ------------     ------------
Loss before income taxes and
   extraordinary item                           (35,500)           (32,808)          (5,981)         (21,888)
                                            ------------       ------------     ------------     ------------

Provision (benefit) for income taxes:
   Current                                       (1,586)              (145)             544            1,743
   Deferred                                         706             (7,060)          (1,873)          (7,552)
                                            ------------       ------------     ------------     ------------
                                                   (880)            (7,205)          (1,329)          (5,809)
                                            ------------       ------------     ------------     ------------
Loss before extraordinary item                  (34,620)           (25,603)          (4,652)         (16,079)
Extraordinary item, net of income
    tax benefit of $4,657                        (6,745)                --               --               --
                                            ------------       ------------     ------------     ------------
Net loss                                    $   (41,365)       $   (25,603)     $    (4,652)     $   (16,079)
                                            ============       ============     ============     ============

See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                  (In thousands of dollars, except share data)


                                          Common Stock                                                       Total
                                       -------------------   Capital in                                   Stockholder's
                                        Shares    Amount     Excess of    Accumulated    Receivables        Equity
                                                             Par Value      Deficit     from Management    (Deficit)
                                        ------   --------    ----------   -----------   ---------------  --------------
Balance, March 31, 1999                   100     $   -       $ 41,391     $ (55,434)        $ (85)       $ (14,128)
   Forgiveness of receivables
     from management                        -         -              -             -            64               64
   Net loss                                 -         -              -       (16,079)            -          (16,079)
                                         -----    ------      ---------    ----------        ------       ----------
Balance, March 31, 2000                   100         -         41,391       (71,513)          (21)         (30,143)
   Forgiveness of receivables
     from management                        -         -              -             -            21               21
   Net loss (pre-transaction)               -         -              -        (4,652)            -           (4,652)
                                         -----    ------      ---------    ----------        ------       ----------
Balance, June 30, 2000
    (pre-transaction)                     100     $   -       $ 41,391     $ (76,165)        $   -        $ (34,774)
                                         =====    ======      ========     ==========        ======       ==========

Application of push-down
   accounting, July 1, 2000               100     $   -       $117,391     $       -          $  -        $ 117,391
   Net loss (post-transaction)              -         -              -       (25,603)            -          (25,603)
                                         -----    ------      ---------    ----------        ------       ----------
Balance, March 31, 2001                   100         -        117,391       (25,603)            -           91,788
   Net loss                                 -         -              -       (41,365)            -          (41,365)
                                         -----    ------      ---------    ----------        ------       ----------
Balance, March 31, 2002                   100     $   -       $117,391     $ (66,968)        $   -        $  50,423
                                         =====    ======      =========    ==========        ======       ==========

See accompanying notes.

                      Coinmach Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                            (In thousands of dollars)

                                                 Year ended     July 1, 2000 to  April 1, 2000 to   Year ended March
                                                  March 31,        March 31,         June 30,              31,
                                                    2002              2001             2000               2000
                                                -------------   ---------------- ----------------   ----------------
                                                                Post-Transaction  Pre-Transaction
Operating activities

Net loss                                        $    (41,365)     $    (25,603)     $    (4,652)      $  (16,079)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Extraordinary item                                6,745                 -                -                -
     Depreciation and amortization                    61,212            45,124           15,214           56,601
     Amortization of advance
       location payments                              23,437            19,063            6,122           24,622
     Amortization of intangibles                      44,880            38,540           10,221           41,779
     Deferred income taxes                               706            (7,060)          (1,873)          (7,552)
     Amortization of debt discount and
       deferred issue costs                            2,008               981              431            1,681
     Amortization of premium on
        113/4% Senior Notes                           (1,009)             (925)            (309)          (1,234)
     Stock based compensation                              -                 -               88              652
     Change in operating assets and
       liabilities, net of businesses
       acquired:
         Other assets                                 (2,104)           (1,582)          (1,295)          (2,733)
         Receivables, net                             (1,813)            3,205           (1,536)          (2,099)
         Inventories and prepaid expenses                842              (837)             910           (1,582)
         Accounts payable and accrued
           expenses, net                              (6,729)           (8,105)           3,087           (3,583)
         Accrued interest                             (8,399)            9,154           (9,001)             270
                                                -------------     -------------     ------------      ------------
Net cash provided by operating activities             78,411            71,955           17,407           90,743
                                                -------------     -------------     ------------      ------------

Investing activities
Additions to property and equipment                  (63,603)          (46,917)         (18,063)         (69,317)
Advance location payments
   to location owners                                (15,469)          (13,703)          (6,210)         (19,087)
Additions to net assets related to
   acquisitions of businesses                         (3,723)           (5,582)               -                -
Proceeds from sale of property and equipment             784                 -                -                -
                                                -------------     -------------     ------------      -----------
Net cash used in investing activities                (82,011)          (66,202)         (24,273)         (88,404)
                                                -------------     -------------     ------------      -----------

                      Coinmach Corporation and Subsidiaries

                            (In thousands of dollars)


                                               Year ended      July 1, 2000    April 1, 2000 to   Year ended March
                                               March 31,       to March 31,        June 30,              31,
                                                  2002             2001              2000               2000
                                               ----------    ----------------  ----------------   ----------------
                                                             Post-Transaction  Pre-Transaction

Financing activities

Proceeds from credit facility                  $ 319,489       $   27,242        $  15,500         $    40,936
Repayments to credit facility                   (434,820)         (23,082)          (6,349)            (42,919)
Proceeds from issuance of
   9% Senior Notes                               450,000                -                -                   -
Repayment of 113/4% Senior Notes                (296,655)               -                -                   -
Premium on 113/4% Senior Notes                    (8,714)               -                -                   -
Net repayments to parent                          (1,356)          (6,313)             (47)               (397)
Repayments of bank and
   other borrowings                                 (143)             (74)              (4)               (398)
Principal payments on capitalized
   lease obligations                              (3,745)          (2,244)            (831)             (2,902)
Deferred debt issuance costs                     (18,495)               -                -                   -
                                               ----------      -----------       ----------        ------------
Net cash provided by (used in)
   financing activities                            5,561           (4,471)           8,269              (5,680)
                                               ----------      -----------       ----------        ------------

Net increase (decrease) in cash
   and cash equivalents                            1,961            1,282            1,403              (3,341)
Cash and cash equivalents, beginning of
   period                                         25,859           24,577           23,174              26,515
                                               ----------      -----------       ----------        ------------
Cash and cash equivalents, end of period       $  27,820       $   25,859        $  24,577         $    23,174
                                               ==========      ===========       ==========        ============

Supplemental disclosure of
   cash flow information
Interest paid                                  $  80,800       $   42,898        $  25,772         $    66,543
                                               ==========      ===========       ==========        ============
Income taxes paid                              $     694       $    1,015        $     629         $     2,829
                                               ==========      ===========       ==========        ============

Noncash financing activities
Acquisition of fixed assets
   through capital leases                      $   5,334       $    2,458        $   1,534         $     3,361
                                               ==========      ===========       ==========        ============

See accompanying notes.

                      Coinmach Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2002



1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Coinmach Corporation, a Delaware corporation, and its subsidiaries (collectively the "Company"). The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC"). The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The Company also leases laundry equipment and other household appliances (through its Appliance Warehouse division) to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At March 31, 2002, the Company owned and operated approximately 835,000 washers and dryers (herein after referred to as "laundry machines" or "machines") in approximately 80,000 locations throughout North America and in 167 retail laundromats throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. All material intercompany accounts and transactions have been eliminated in consolidation.

On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC, which was completed on July 13, 2000 (collectively, the "Transaction").

                      Coinmach Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



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

           Property and equipment                    $    28,516
           Contract rights                                24,871
           Goodwill                                      124,165
           All other assets                               (4,676)
                                                    -------------

                                                     $   172,876
                                                    =============

           Deferred taxes                            $    20,711
           Capital in excess of par value                 76,000
           Accumulated deficit                            76,165
                                                    -------------

                                                     $   172,876
                                                    =============

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

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $30.2 million for the year ended March 31, 2002, $21.1 million for the period from July 1, 2000 to March 31, 2001 (post-transaction), $10.8 million for the period from April 1, 2000 to June 30, 2000 (pre-transaction), and $29.1 million for the year ended March 31, 2000.

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

                      Coinmach Corporation and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       MARCH 31
                                                 2002           2001
                                              -------------------------

Laundry equipment                             $   9,280       $   9,505
Machine repair parts                              3,829           3,857
                                              ---------       ---------
                                              $  13,109       $  13,362
                                              =========       =========

IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principles Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company is currently evaluating the impact, if any, SFAS No. 144 will have on its financial statements as of and for the year ending March 31, 2003.

                      Coinmach Corporation and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL AND CONTRACT RIGHTS

Goodwill, under purchase accounting, represents the excess of cost over fair values of net assets acquired and is being amortized on a straight-line basis over a period of 15 years. Such goodwill was adjusted to a new basis as the result of pushdown accounting as described in Note 1. In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

                      Coinmach Corporation and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


GOODWILL AND CONTRACT RIGHTS (CONTINUED)

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning on April 1, 2002. Applications of the non amortization provisions of SFAS No. 142 are expected to result in an increase in net income of approximately $15.3 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations.

Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations pursuant to acquisitions based on independent appraisals, have been amortized on a straight-line basis over approximately 15 years. Amortization of contract rights for the year ended March 31, 2002 amounted to approximately $26.6 million. The Company does not record contract rights relating to new locations signed in the ordinary course of business. In connection with adopting SFAS No. 142, the Company has reassessed the useful economic life of contract rights and has determined that such contract rights should be amortized using accelerated methods over periods ranging from 30-35 years. This change will take effect beginning with the quarter ending June 30, 2002 and is expected to result in an increase in operating income of approximately $11 million for the year ended March 31, 2003.

Management evaluates the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

ADVANCE LOCATION PAYMENTS

Advance location payments to location owners are paid at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, in addition to commission to be paid during the lease term and are amortized on a straight-line basis over the contract term, which generally ranges from 5 to 10 years. Prepaid rent is included on the Balance Sheet as a component of Prepaid Expenses.

                      Coinmach Corporation and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

SFAS No. 130, REPORTING COMPREHENSIVE INCOME, established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity, (net assets) during a period from non-owner sources. The Company does not have any transactions that are required to be reported in comprehensive income.

INCOME TAXES

The Company accounts for income taxes pursuant to the liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

EXTRAORDINARY ITEM

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 62, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 are not to be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB No. 30"). Upon adoption, any gain or loss on extinguishment of debt previously classified, as an extraordinary item in prior periods presented that does not meet the criteria of APB

                      Coinmach Corporation and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXTRAORDINARY ITEM (CONTINUED)

No. 30 for such classification will be reclassified to conform to the provisions of SFAS No. 145. Upon adoption of SFAS No. 145, which will be reflected in the Company's year ending March 31, 2004 consolidated financial statements, the Company will classify the extraordinary loss to continuing operations resulting in total pre-tax loss of approximately $46.9 million for the year ended March 31, 2002.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These statements established accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is reported as a component of "Other Comprehensive Income" and subsequently reclassified into "Earnings" along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in "Earnings" immediately. At March 31, 2002, the Company has no exposure to derivative instruments and is not involved in hedging activities (see Note 3c).

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

                      Coinmach Corporation and Subsidiaries

3. DEBT

Debt consists of the following (in thousands):
                                                                 MARCH 31
                                                            2002         2001
                                                          --------    ---------

9 % Senior Notes due 2010                                 $450,000    $      -
11-3/4% Senior Notes due 2005                                    -     296,655
Premium on 11-3/4% Senior Notes, net                             -       5,555
Credit facility indebtedness                               280,000     395,331
Obligations under capital leases                             7,255       5,666
Other long-term debt with varying terms and maturities          50         317
                                                          --------    --------
                                                          $737,305    $703,524
                                                          ========    ========

a. SENIOR NOTES

On October 8, 1997, the Company completed a private placement (the "Bond Offering") of $100 million aggregate principal amount of its 11 3/4% Series C Senior Notes due 2005 (the "11 3/4% Senior Notes") on substantially identical terms as its then outstanding Series B 11 3/4% Senior Notes due 2005. The gross proceeds from the Bond Offering were $109.875 million, of which $100 million represented the principal amount outstanding and $9.875 million represented the payment of a premium for the 11 3/4% Senior Notes. The premium was being amortized by the Company utilizing the interest method, as a reduction of interest expense through November 2005.

On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "Senior Notes") and entered into a new senior secured credit facility (the "New Senior Secured Credit Facility") (see Note 3b). The Company used the net proceeds from the Senior Notes, together with borrowings under its New Senior Secured Credit Facility to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the related call premium), (ii) to repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002.

                      Coinmach Corporation and Subsidiaries

3. DEBT (CONTINUED)

a. SENIOR NOTES (CONTINUED)

The Company recognized an extraordinary loss, net of income taxes, of approximately $6.7 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of its prior senior credit facility. The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility (see Note 3c). The Consolidated Statement of Operations for the year ended March 31, 2002 contains Interest Expense - escrow and interest rate swap termination costs, which includes (i) the termination cost of the interest rate swap agreement of approximately $4.2 million and (ii) interest paid on the 11 3/4% Senior Notes for the period from January 25, 2002 through February 25, 2002 of approximately $2.9 million.

Interest on the Senior Notes is payable semi-annually on February 1 and August 1, commencing August 1, 2002. The Senior Notes are redeemable at the option of the Company in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between the Company and U.S. Bank, N.A. as Trustee (the "Indenture"). The Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC.

b. CREDIT FACILITY

The Company's New Senior Secured Credit Facility entered into on January 25, 2002 is comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A ("Tranche A") term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B ("Tranche B") term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75%. The New Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios set forth in the New Senior Secured Credit Facility agreement.

                      Coinmach Corporation and Subsidiaries

3.  DEBT (CONTINUED)

b. CREDIT FACILITY (CONTINUED)

As of March 31, 2002, there was $30 million outstanding under Tranche A with quarterly amortization payments commencing on March 31, 2003, $250 million outstanding under Tranche B with semi-annual amortization payments commencing on June 30, 2002, and no principal amount outstanding on the revolving portion of the New Senior Secured Credit Facility.

Interest on the Company's borrowings under the New Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate (in each case, as defined in the New Senior Secured Credit Facility). Subject to the terms and conditions of the New Senior Secured Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2002, the monthly variable Eurodollar interest rate was approximately 1.90%.

Indebtedness under the New Senior Secured Credit Facility is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the New Senior Secured Credit Facility, the Company and CLC pledged to Bankers Trust, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. In addition to certain terms and provisions, events of default, as defined, and customary restrictive covenants and agreements, the New Senior Secured Credit Facility contains certain covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the Senior Notes and the New Senior Secured Credit Facility limits the Company's ability to pay dividends. At March 31, 2002, the Company was in compliance with its covenants.

                      Coinmach Corporation and Subsidiaries

3. DEBT (CONTINUED)

b. CREDIT FACILITY (CONTINUED)

Debt outstanding under the New Senior Secured Credit Facility and the prior senior credit facility, respectively, consisted of the following (in thousands):

                                                                                   MARCH 31
                                                                             2002           2001
                                                                        ----------------------------

Tranche term loan A, quarterly  payments of $1,250 commencing on
   March 31, 2003, increasing to $1,875 on March 31, 2006 (Interest
   rate of approximately 4.65% at March 31, 2002)                       $    30,000      $         -
Tranche term loan A, (repaid January 25, 2002)                                    -           71,750
Tranche term loan B, semi-annual payments of $1,250 commencing on June 30,  2002,  increasing  to $6,250 on June 30, 2007 with the final  payment of $212,500 on July 25, 2009 (Interest rate of
   approximately 4.65% at March 31, 2002)                                   250,000                -
Tranche term loan B, (repaid January 25, 2002)                                    -          243,875
Revolving line of credit                                                          -           79,706
                                                                        -----------      -----------
                                                                        $   280,000      $   395,331
                                                                        ===========      ===========

In addition, as of March 31, 2002, the amount available on the revolving credit facility portion of the New Senior Secured Credit Facility was approximately $74.0 million. The aggregate maturities of debt during the next five years and thereafter as of March 31, 2002 are as follows (in thousands):

                     YEARS ENDING          PRINCIPAL
                      MARCH 31,             AMOUNT
               ---------------------------------------

               2003                      $     6,841
               2004                            9,480
               2005                            9,024
               2006                            8,761
               2007                           10,074
               Thereafter                    693,125
                                         -----------
               Total debt                $   737,305
                                         ===========

                      Coinmach Corporation and Subsidiaries

3.  DEBT (CONTINUED)

c.  INTEREST RATE SWAPS

As of March 31, 2002, the Company does not have any interest rate swap agreements. Previously, the Company had entered into swap agreements to reduce its exposure to fluctuations in interest rates on its variable rate debt portfolio related to its prior senior credit facility.

On March 2, 1998, the Company entered into a 32-month, $100 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 5.83% on a portion of its prior senior credit facility. On September 15, 1998, the Company amended the March 2, 1998 swap agreement with First Union to increase the notional amount to $175 million consisting of: (i) a notional amount of $75 million with a fixed monthly LIBOR interest rate at 5.515% and expiring on November 15, 2001 and (ii) a notional amount of $100 million with a fixed monthly LIBOR interest rate at 5.515% and expiring on November 15, 2002. The fair value of this swap transaction at March 31, 2001, as estimated by a dealer, was approximately $2.0 million unfavorable.

On October 12, 2000, the Company entered into a 25-month $25 million notional amount interest rate swap transaction with First Union, to fix the monthly LIBOR interest rate at 6.31% on its prior senior credit facility. On December 7, 2000, the Company amended the October 12, 2000 swap agreement with First Union to increase the notional amount to $50 million and to reduce the fixed monthly LIBOR rate to 6.14%. The expiration date remained the same at November 15, 2002. The fair value of this swap transaction at March 31, 2001, as estimated by a dealer, was approximately $1.75 million unfavorable.

The Company used a portion of the net proceeds and borrowings from the Senior Notes and the New Senior Secured Credit Facility to terminate all interest rate swap agreements entered into in connection with its prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million which was recorded as interest expense for the year ended March 31, 2002.

4. RETIREMENT SAVINGS PLAN

The Company  maintains a defined  contribution  plan meeting the  guidelines  of
Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

                      Coinmach Corporation and Subsidiaries

4.   RETIREMENT SAVINGS PLAN (CONTINUED)

Contributions to such plan amounted to approximately $487,000 for the year ended March 31, 2002, $347,000 for the period from July 1, 2000 to March 31, 2001 (post-transaction), $127,000 for the period from April 1, 2000 to June 30, 2000 (pre-transaction) and $395,000 for the year ended March 31, 2000.

The Company does not provide any other post-retirement benefits.

5.   INCOME TAXES

The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             MARCH 31
                                                        2002          2001
                                                     -----------------------
Deferred tax liabilities:
   Accelerated tax depreciation and contract
     rights                                          $ 110,864     $ 112,551
   Other, net                                              925         1,714
                                                     ---------     ---------
                                                       111,789       114,265
                                                     ---------     ---------
Deferred tax assets:
   Net operating loss carryforwards                     28,906        25,991
   AMT credit                                                -         1,696
   Covenant not to compete                               1,033           777
                                                     ---------     ---------
                                                        29,939        28,464
                                                     ---------     ---------
Net deferred tax liability                           $  81,850     $  85,801
                                                     =========     =========

The net operating loss carryforwards of approximately $71.9 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2003 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

                      Coinmach Corporation and Subsidiaries

5. INCOME TAXES (CONTINUED)

The benefit for income taxes consists of (in thousands):

                                      YEAR ENDED       JULY 1, 2000       APRIL 1, 2000     YEAR ENDED
                                       MARCH 31,            TO                TO             MARCH 31,
                                         2002         MARCH 31, 2001      JUNE 30, 2000        2000
                                     ------------    ----------------    ---------------    -----------
                                                     POST-TRANSACTION    PRE-TRANSACTION
Federal                                $ (4,293)         $ (5,648)          $ (1,114)         $ (4,841)
State                                    (1,244)           (1,557)              (215)             (968)
                                       ---------         ---------          ---------         ---------
                                       $ (5,537)         $ (7,205)          $ (1,329)         $ (5,809)
                                       =========         =========          =========         =========

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                                           JULY 1, 2000     APRIL 1, 2000
                                          YEAR ENDED            TO               TO           YEAR ENDED
                                           MARCH 31,         MARCH 31,         JUNE 30,        MARCH 31,
                                             2002             2001              2000            2000
                                          ----------       ------------     -------------     -----------
                                                              POST-             PRE-
                                                           TRANSACTION       TRANSACTION
Expected tax benefit                      $(16,372)         $(11,485)         $(2,093)         $(7,839)
State tax benefit, net of federal taxes       (141)           (1,009)            (140)            (629)
Permanent book/tax differences:
   Goodwill                                  5,075             3,843              653            2,600
   Alternative minimum tax                       -               913                -                -
   NOL expiration                            5,874                 -                -                -
   Other                                        27               533              251               59
                                          ---------          --------         --------         --------
Tax benefit                               $ (5,537)          $(7,205)         $(1,329)         $(5,809)
                                           ========          ========         ========         ========

                      Coinmach Corporation and Subsidiaries

6. RELATED PARTY TRANSACTIONS

The Company extended a loan to an executive officer in the principal amount of $500,000 payable in ten equal annual installments commencing in July 1997 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The Company has authorized that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of $250,000 and $300,000 is included in other assets as of March 31, 2002 and March 31, 2001, respectively.

During 1999, the Company extended a loan to an executive officer of the Company in the principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. The balance of such loan of $230,000 is included in other assets as of March 31, 2002 and March 31, 2001.

During the year ended March 31, 2002, the Company paid a director of CLC $480,000 for general financial advisory and investment services.

For the period from April 1, 2000 to June 30, 2000 (pre-transaction) and for the years ended March 31, 2000 (pre-transaction) the Company recorded stock-based compensation charges of approximately $88,000, and $588,000, respectively, relating to the options outstanding at that time. The Company recorded the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the common stock of CLC on the date of grant as a stock-based compensation charge over the applicable vesting period. As of March 31, 2001, there were no outstanding options.

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY

The Company's domestic subsidiaries ("Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and New Senior Secured Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company and the guarantees issued are full and unconditional. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                           MARCH 31, 2002
                                                   ---------------------------------------------------------
                                                       COINMACH
                                                       AND NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -------------  ------------  ------------  ------------
ASSETS
Cash, receivables, inventory and prepaid expenses     $   44,666      $ 15,312     $     -      $   59,978
Advance location payments                                 69,257             -           -          69,257
Land, property and equipment, net                        283,268         1,145           -         284,413
Intangible assets, net                                   550,743         2,003           -         552,746
Investment in subsidiaries                                 4,252        (1,300)     (2,952)              -
Other assets                                              22,261           666           -          22,927
                                                      ----------      --------     --------     ----------
Total assets                                          $  974,447      $ 17,826     $(2,952)     $  989,321
                                                      ==========      ========     ========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                 $   60,131      $  7,760     $     -      $   67,891
Deferred income taxes                                     82,036          (186)          -          81,850
Debt                                                     730,005         7,300           -         737,305
Due to parent                                             51,852             -           -          51,852
Total stockholder's equity                                50,423         2,952      (2,952)         50,423
                                                      ----------      ---------    --------     ----------
Total liabilities and stockholder's equity            $  974,447      $ 17,826     $(2,952)     $  989,321
                                                      ==========      =========    ========     ==========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS (continued)
                                                                           MARCH 31, 2001
                                                   ------------------------------------------------------------
                                                      COINMACH
                                                      AND NON-
                                                     GUARANTOR       GUARANTOR
                                                    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                    ------------   ------------   ------------    ------------
ASSETS
Cash, receivables, inventory and prepaid expenses   $   43,515       $  13,531       $     -        $   57,046
Advance location payments                               74,233               -             -            74,233
Land, property and equipment, net                      274,664           1,340             -           276,004
Intangible assets, net                                 589,953           2,143             -           592,096
Investment in subsidiaries                               4,290             (78)       (4,212)                -
Other assets                                            13,812             883             -            14,695
                                                    ----------       ----------      --------       ----------
Total assets                                        $1,000,467       $  17,819       $(4,212)       $1,014,074
                                                    ==========       ==========      ========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses               $   70,050       $   9,703       $     -        $   79,753
Deferred income taxes                                   85,850             (49)            -            85,801
Debt                                                   699,571           3,953             -           703,524
Due to parent                                           53,208               -             -            53,208
Total stockholder's equity                              91,788           4,212        (4,212)           91,788
                                                    ----------       ----------      --------       ----------
Total liabilities and stockholder's equity          $1,000,467       $  17,819       $(4,212)       $1,014,074
                                                    ==========       ==========      ========       ==========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MARCH 31, 2002
                                                ----------------------------------------------------------
                                                  COINMACH
                                                  AND NON-
                                                 GUARANTOR       GUARANTOR
                                                SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ------------    ------------   ------------   ------------

Revenues                                        $  500,476       $  38,419       $      -      $  538,895
Costs and expenses                                 462,250          39,109              -         501,359
                                                -----------      ----------      --------      -----------
Operating income (loss)                             38,226            (690)             -          37,536

Interest expense                                    72,298             738              -          73,036
                                                -----------      ----------      --------      -----------
                                                   (34,072)         (1,428)             -         (35,500)
Income taxes                                          (674)           (206)             -            (880)
                                                -----------      ----------      --------      -----------
                                                   (33,398)         (1,222)             -         (34,620)
Equity in loss of subsidiaries                      (1,222)               -         1,222               -
                                                -----------      ----------      --------      -----------
                                                   (34,620)         (1,222)         1,222         (34,620)
Extraordinary item, net of income tax               (6,745)              -              -          (6,745)
                                                -----------      ----------      --------      -----------
Net loss                                        $  (41,365)      $  (1,222)      $  1,222      $  (41,365)
                                                ===========      ==========      ========      ===========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)


                                                      JULY 1, 2000 TO MARCH 31, 2001 (Post-Transaction)
                                                -------------------------------------------------------------
                                                  COINMACH
                                                  AND NON-
                                                 GUARANTOR       GUARANTOR
                                                SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------

Revenues                                         $ 367,583       $  26,025        $       -      $   393,608
Costs and expenses                                 347,612          26,413                -          374,025
                                                 ----------      ----------       ---------      ------------
Operating income (loss)                             19,971            (388)               -           19,583

Interest expense                                    51,871             520                -           52,391
                                                 ----------      ----------       ---------      ------------
                                                   (31,900)           (908)               -          (32,808)
Income taxes                                        (7,005)           (200)               -           (7,205)
                                                 ----------      ----------       ---------      ------------
                                                   (24,895)           (708)               -          (25,603)
Equity in loss of subsidiaries                        (708)              -              708                -
                                                 ----------      ----------       ---------      ------------
Net loss                                         $ (25,603)      $    (708)       $     708      $   (25,603)
                                                 ==========      ==========       =========      ============



                                                     APRIL 1, 2000 TO JUNE 30, 2000 (Pre-Transaction)
                                                -------------------------------------------------------------
                                                  COINMACH
                                                  AND NON-
                                                 GUARANTOR       GUARANTOR
                                                SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------

Revenues                                         $ 121,786       $  12,256        $       -      $  134,042
Costs and expenses                                 112,080          11,282                -         123,362
                                                 ----------      ---------        ----------     -----------
Operating income                                     9,706             974                -          10,680

Interest expense                                    16,497             164                -          16,661
                                                 ----------      ---------        ----------     -----------
                                                    (6,791)            810                -          (5,981)
Income taxes                                        (1,509)            180                -          (1,329)
                                                 ----------      ---------        ----------     -----------
                                                    (5,282)            630                -          (4,652)
Equity in earnings of subsidiaries                     630               -             (630)              -
                                                 ----------      ---------        ----------     -----------
Net (loss) income                                $  (4,652)      $     630        $    (630)     $   (4,652)
                                                 ==========      =========        ==========     ===========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

                                                                   YEAR ENDED MARCH 31, 2000
                                              --------------------------------------------------------------
                                                  COINMACH
                                                  AND NON-
                                                 GUARANTOR       GUARANTOR
                                                SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                ------------    ------------    ------------    ------------

Revenues                                         $ 480,800       $  46,279       $       -      $  527,079
Costs and expenses                                 439,321          42,414               -         481,735
                                                 ----------      ---------       ----------     -----------
Operating income                                    41,479           3,865               -          45,344

Interest expense                                    66,569             663               -          67,232
                                                 ----------      ---------       ----------     -----------
                                                   (25,090)          3,202               -         (21,888)
Income taxes                                        (6,659)            850               -          (5,809)
                                                 ----------      ---------       ----------     -----------
                                                   (18,431)          2,352               -         (16,079)
Equity in earnings of subsidiaries                   2,352               -          (2,352)              -
                                                 ----------      ---------       ----------     -----------

Net (loss) income                                $ (16,079)      $   2,352       $  (2,352)     $  (16,079)
                                                 ==========      =========       ==========     ===========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MARCH 31, 2002
                                                        ----------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR       GUARANTOR
                                                        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ------------   ------------   ------------    ------------
OPERATING ACTIVITIES
Net loss                                                 $ (41,365)      $ (1,222)     $   1,222      $ (41,365)
Noncash adjustments                                        136,493          1,486              -        137,979
Change in operating assets and liabilities                 (14,070)        (4,133)             -        (18,203)
                                                         ----------      ---------     ----------     ----------
  Net cash provided by (used in) operating activities       81,058         (3,869)         1,222         78,411
                                                         ----------      ---------     ----------     ----------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                   1,222              -         (1,222)             -
Capital expenditures                                       (78,239)           (49)             -        (78,288)
Acquisition of assets                                       (3,723)             -              -         (3,723)
                                                         ----------      ---------     ----------     ----------
  Net cash used in investing activities                    (80,740)           (49)        (1,222)        (82,011)
                                                         ----------      ---------     ----------     ----------

FINANCING ACTIVITIES
Proceeds from debt                                         761,767          7,722              -        769,489
Repayment of debt                                         (730,988)        (4,375)             -       (735,363)
Other financing items                                      (28,953)           388              -        (28,565)
                                                         ----------      ---------     ----------     ----------
  Net cash provided by financing activities                  1,826          3,735              -          5,561
                                                         ----------      ---------     ----------     ----------

Net increase (decrease) in cash and cash equivalents         2,144           (183)             -          1,961
Cash and cash equivalents, beginning of year                25,418            441              -         25,859
                                                         ----------      ---------     ----------     ----------
Cash and cash equivalents, end of year                   $  27,562       $    258      $       -      $  27,820
                                                         ==========      =========     ==========     ==========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

                                                                        JULY 1, 2000 TO MARCH 31, 2001
                                                       ---------------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR       GUARANTOR
                                                        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ------------   ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                               $   (25,603)       $   (708)     $     708       $   (25,603)
Noncash adjustments                                         95,227             496              -            95,723
Change in operating assets and liabilities                   2,104            (269)             -             1,835
                                                       ------------       ---------     ----------      ------------
  Net cash provided by (used in) operating activities       71,728            (481)           708            71,955
                                                       ------------       ---------     ----------      ------------

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                    708               -           (708)                -
Capital expenditures                                       (60,573)            (47)             -           (60,620)
Acquisition of assets                                       (1,251)         (4,331)             -            (5,582)
                                                       ------------       ---------     ----------      ------------
  Net cash used in investing activities                    (61,116)         (4,378)          (708)          (66,202)
                                                       ------------       ---------     ----------      ------------

FINANCING ACTIVITIES
Proceeds from debt                                          26,970             272              -            27,242
Repayment of debt                                          (25,169)           (231)             -           (25,400)
Other financing items                                       (9,136)          2,823              -            (6,313)
                                                       ------------       ---------     ----------      ------------
  Net cash (used in) provided by financing activities       (7,335)          2,864              -            (4,471)
                                                       ------------       ---------     ----------      ------------

Net increase (decrease) in cash and cash equivalents         3,277          (1,995)             -             1,282
Cash and cash equivalents, beginning of period              22,141           2,436              -            24,577
                                                       ------------       ---------     ----------      ------------
Cash and cash equivalents, end of period               $    25,418        $    441      $       -       $    25,859
                                                       ============       =========     ==========      ============

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

                                                                       APRIL 1, 2000 TO JUNE 30, 2000
                                                       -----------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR      GUARANTOR
                                                        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net (loss) income                                       $   (4,652)      $    630       $   (630)     $   (4,652)
Noncash adjustments                                         29,299            595              -          29,894
Change in operating assets and liabilities                  (8,111)           276              -          (7,835)
                                                        -----------      ---------      ---------     -----------
  Net cash provided by operating activities                 16,536          1,501           (630)         17,407
                                                        -----------      ---------      ---------     -----------

INVESTING ACTIVITIES
Investments to and advances to subsidiaries                   (630)             -            630               -
Capital expenditures                                       (24,210)           (63)             -         (24,273)
                                                        -----------      ---------      --------      -----------
  Net cash used in investing activities                    (24,840)           (63)           630         (24,273)
                                                        -----------      ---------      --------      -----------

FINANCING ACTIVITIES
Proceeds from debt                                          15,345            155              -          15,500
Repayment of debt                                           (7,121)           (63)             -          (7,184)
Other financing items                                         (377)           330              -             (47)
                                                        -----------      ---------      --------      -----------
  Net cash provided by financing activities                  7,847            422              -           8,269
                                                        -----------      ---------      --------      -----------

Net (decrease) increase in cash and cash equivalents          (457)         1,860              -           1,403
Cash and cash equivalents, beginning of period              22,598            576              -          23,174
                                                        -----------      ---------      --------      -----------
Cash and cash equivalents, end of period                $   22,141       $  2,436       $      -      $   24,577
                                                        ===========      =========      ========      ===========

                      Coinmach Corporation and Subsidiaries

7. GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

                                                                             YEAR ENDED MARCH 31, 2000
                                                       -----------------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR         GUARANTOR
                                                        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                        ------------     ------------      ------------     ------------
OPERATING ACTIVITIES
Net (loss) income                                      $   (16,079)         $  2,352         $ (2,352)       $  (16,079)
Noncash adjustments                                        116,556                (7)               -           116,549
Change in operating assets and liabilities                  (9,002)             (725)               -            (9,727)
                                                       ------------         ---------        ---------       -----------
  Net cash provided by operating activities                 91,475             1,620           (2,352)           90,743
                                                       ------------         ---------        ---------       -----------

INVESTING ACTIVITIES
Ivestments in and advances to subsidiaries                  (2,352)                -            2,352                 -
Capital expenditures                                       (87,788)             (616)               -           (88,404)
                                                       ------------         ---------        ---------      ------------
  Net cash used in investing activities                    (90,140)             (616)          (2,352)          (88,404)
                                                       ------------         ---------        ---------      ------------

FINANCING ACTIVITIES
Proceeds from debt                                         (45,790)             (429)               -           (46,219)
Repayment of debt                                           40,527               409                -            40,936
Other financing items                                          437              (834)               -              (397)
                                                       ------------         ---------        ---------      ------------
  Net cash used in financing activities                     (4,826)             (854)               -            (5,680)
                                                       ------------         ---------        ---------      ------------

Net (decrease) increase in cash and cash equivalents        (3,491)              150                -            (3,341)
Cash and cash equivalents, beginning of year                26,089               426                -            26,515
                                                       ------------         ---------        ---------      ------------
Cash and cash equivalents, end of year                 $    22,598          $    576         $      -       $    23,174
                                                       ============         =========        =========      ============

                      Coinmach Corporation and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $8,852 for year ended March 31, 2002, $6,433 for the period from July 1, 2000 to March 31, 2001 (post-transaction), $2,144 for the period from April 1, 2000 to June 30, 2000 (pre-transaction) and $8,163 for the year ended March 31, 2000 (in thousands).

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2002 are as follows (in thousands):

                                                 CAPITAL      OPERATING
                                                 -------      ---------

2003                                            $   3,464     $   7,567
2004                                                2,186         6,076
2005                                                1,618         4,970
2006                                                  657         4,060
2007                                                   75         3,155
Thereafter                                              -         6,282
                                                ---------     ---------
Total minimum lease payments                        8,000     $  32,110
                                                              =========
Less amounts representing interest                    745
                                                ---------
                                                $   7,255
                                                =========

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2002 and March 31, 2001 were approximately $1.0 million and $2.7 million, respectively.

On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming CLC, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the CLC's public shareholders. The matter was stayed by mutual agreement of the parties due to the subsequent cash tender offer and merger transaction which were approved by the CLC's Board of Directors and have since been consummated (see Note 1). The Company believes this class action is without merit and that the ultimate disposition of such action will not have a material adverse effect on the Company.

                      Coinmach Corporation and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The carrying amounts of cash and cash equivalents, receivables, the New Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2002. The carrying amount and related estimated fair value for the Senior Notes and the 11 3/4% Senior Notes, respectively, are as follows (in thousands):

                                                     CARRYING       ESTIMATED
                                                      AMOUNT        FAIR VALUE
                                                    ---------------------------

  9% Senior Notes at March 31, 2002                 $  450,000     $ 463,500
  11 3/4% Senior Notes at March 31, 2001
     (including premium of $5,555)                  $  302,210     $ 299,622

The fair values of the Senior Notes and the 11 3/4% Senior Notes are based on quoted market prices.

10. SEGMENT INFORMATION

The Company reports segment information for its only reportable segment, the route segment, and provides information for its non-reportable segments as "All other".

                      Coinmach Corporation and Subsidiaries

10. SEGMENT INFORMATION (CONTINUED)

The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The "All other" segment includes the aggregation of the distribution (Super Laundry) and rental (Appliance Warehouse) businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Appliance Warehouse division and the distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts and selling service contracts through Super Laundry. Prior to the quarter ending September 30, 2001, the "All Other" segment included the operations of the Company's retail laundromats . The Company's segment information for all periods presented has been restated to combine the Company's operation of the retail laundromats with the route segment as this is more representative of its core business. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

The  table  below  presents   information  about  the  Company's   segments  (in
thousands):

                                            YEAR ENDED      JULY 1, 2000      APRIL 1 TO        YEAR ENDED
                                            MARCH 31,       TO MARCH 31,       JUNE 30,          MARCH 31,
                                               2002             2001             2000              2000
                                         ----------------  ---------------  ----------------  ---------------
                                                                POST-            PRE-
                                                            TRANSACTION      TRANSACTION
Revenue:
   Route                                     $478,106          $353,483         $117,561          $466,947
   All other:
     Distribution                              38,419            26,026           12,256            46,279
     Rental                                    22,370            14,099            4,225            13,853
                                         ----------------  ---------------  ----------------  ---------------
Subtotal other                                 60,789            40,125           16,481            60,132
                                         ----------------  ---------------  ----------------  ---------------
Total                                        $538,895          $393,608         $134,042          $527,079
                                         ================  ===============  ================  ===============

                      Coinmach Corporation and Subsidiaries

10. SEGMENT INFORMATION (CONTINUED)

                                          YEAR ENDED     JULY 1, 2000 TO     APRIL 1 TO        YEAR ENDED
                                           MARCH 31,        MARCH 31,         JUNE 30,         MARCH 31,
                                             2002              2001             2000              2000
                                        ---------------- ----------------- ---------------- ----------------
                                                         POST-TRANSACTION  PRE-TRANSACTION
EBITDA:
   Route                                 $   165,999      $   123,005       $    41,437      $   166,343
   All other                                   9,770            6,046             2,944           10,811
Reconciling item:
   Corporate expenses                         (8,704)          (6,741)           (2,144)          (8,808)
                                        ---------------  ---------------   ---------------  ---------------
   Total                                 $   167,065      $   122,310       $    42,237      $   168,346
                                        ===============  ===============   ===============  ===============

Depreciation and
 amortization expense:
     Route                               $   121,568      $    97,370(a)    $    29,967      $   117,704
     All other                                 7,961            5,357             1,590            5,298
                                        ---------------  ---------------   --------------  ---------------
   Total                                 $   129,529      $   102,727       $    31,557      $   123,002
                                        ===============  ===============   ==============  ===============

Income before taxes
   and extraordinary item:
   Route                                 $    44,431      $    25,635       $    11,470      $    48,639
   All other                                   1,809              689             1,354            5,513
                                        ---------------  ---------------   --------------  ---------------
   Subtotal                                   46,240           26,324            12,824           54,152
Reconciling items:
   Corporate expense                           8,704            6,741             2,144            8,808
   Interest expense                           73,036           52,391            16,661           67,232
                                        ---------------  ---------------   --------------  ---------------
   Loss before income taxes and
   extraordinary item                   $    (35,500)    $    (32,808)      $    (5,981)    $    (21,888)
                                        ===============  ===============   ==============  ===============

(a)July 1, 2000 to March 31, 2001 (post transaction) route depreciation and amortization expense includes $5.9 million representing the value of contract rights relating to locations not renewed.

                      Coinmach Corporation and Subsidiaries

10. SEGMENT INFORMATION (CONTINUED)

                                         YEAR ENDED     JULY 1, 2000 TO     APRIL 1 TO         YEAR ENDED
                                         MARCH 31,         MARCH 31,         JUNE 30,           MARCH 31,
                                            2002              2001              2000              2000
                                      ----------------- ----------------- ----------------- ---------------
                                                        POST-TRANSACTION   PRE-TRANSACTION
Expenditures for addition of
  long-lived assets:
     Route                                 $ 74,350      $     55,039       $    21,440      $   80,703
     All other                                8,445            11,163             2,833           7,701
                                      ----------------- ----------------- ----------------- ---------------
Total                                      $ 82,795      $     66,202       $    24,273      $   88,404
                                      ================= ================= ================= ===============

Segment assets:
   Route                                   $956,438      $    992,024                        $  816,170
   All other                                 15,113            14,074                            44,421
   Corporate assets                          17,770             7,976                            15,034
                                      ----------------- -----------------                   ---------------
Total                                      $989,321      $  1,014,074                        $  875,625
                                      ================= =================                   ===============

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      COINMACH CORPORATION AND SUBSIDIARIES

-------------------------------------------------------- ------------- ------------------------------------ ----------- -----------
                             Col. A                          Col. B                    Col. C.                 Col. D      Col. E
-------------------------------------------------------- ------------- ------------------------------------ ----------- -----------
                                                                                    Additions
                                                                       ------------------------------------
                                                          Balance at                     Charged to Other               Balance at
                                                         Beginning of  Charged to Costs     Accounts-       Deductions-   End of
                          Description                       Period       and Expenses       Describe         Describe     Period
-------------------------------------------------------- ------------- ---------------- ------------------- ----------- -----------
YEAR ENDED MARCH 31, 2002:
   Reserves and allowances deducted from asset accounts:
     Allowance for uncollected accounts                   $998,000         $ 344,000                                    $1,342,000

PERIOD FROM JULY 1, 2000
TO MARCH 31, 2001:
Reserves and allowances deducted from asset accounts:
   Allowance for uncollected accounts                     $723,717         $ 274,283                                     $ 998,000

PERIOD FROM APRIL 1, 2000
TO JUNE 30, 2000:
Reserves and allowances deducted from asset accounts:
   Allowance for uncollected accounts                     $638,000         $  85,717                                     $ 723,717

YEAR ENDED MARCH 31, 2000:
Reserves and allowances deducted from asset accounts:
   Allowance for uncollected accounts                     $618,000         $  20,000                                     $ 638,000

                                                                    EXHIBIT 21.1

                                  SUBSIDIARIES

NAME                                                       DOMESTIC JURISDICTION
----                                                       ---------------------
Super Laundry Equipment Corp.                                     New York
Grand Wash & Dry Launderette, Inc.                                New York
American Laundry Corp.                                            Delaware
Maquilados Automaticos, SA de CV                                   Mexico
Automaticos, SA de CV                                              Mexico