Form 10-Q
period 2002-06-30
COINMACH CORP
filed 2002-08-08
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X }    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2002

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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]  NO [__].

AS OF THE  CLOSE OF  BUSINESS  ON  AUGUST  8,  2002,  COINMACH  CORPORATION  HAD
OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

FINANCIAL INFORMATION                                                                            PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2002 (Unaudited) and March 31, 2002                                                3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended June 30, 2002 and 2001                                                   4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended June 30, 2002 and 2001                                                   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                            6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                  17


Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  26


PART II.

OTHER INFORMATION

Item 1. Legal Proceedings                                                                           27

Item 2. Changes in Securities                                                                       27

Item 3. Defaults Upon Senior Securities                                                             27

Item 4. Submission of Matters to a Vote of Security Holders                                         27

Item 5. Other Information                                                                           27

Item 6. Exhibits and Reports on Form 8-K                                                            27

SIGNATURE PAGE                                                                                      28

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                    June 30, 2002              March 31, 2002(1)
                                                                    -------------              -----------------
                                                                     (Unaudited)

ASSETS:

Cash and cash equivalents                                              $  39,439                   $  27,820
Receivables, net                                                          10,981                      11,883
Inventories                                                               13,836                      13,109
Prepaid expenses                                                           7,818                       7,166
Advance location payments                                                 69,900                      69,257
Land, property and equipment, net of accumulated
  depreciation of $132,968 and $116,361                                  285,698                     284,413
Contract rights, net of accumulated amortization of
  $62,236 and $58,768                                                    345,173                     348,462
Goodwill, net of accumulated amortization of $30,910
  and $30,910                                                            204,284                     204,284
Other assets                                                              21,242                      22,927
                                                                       ----------                  ----------
Total assets                                                           $ 998,371                   $ 989,321
                                                                       ==========                  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                                  $  32,520                   $  31,775
Accrued rental payments                                                   28,440                      28,576
Accrued interest                                                          18,311                       7,540
Deferred income taxes                                                     82,398                      81,850
9% Senior Notes due 2010                                                 450,000                     450,000
Credit facility indebtedness                                             277,500                     280,000
Other long-term debt                                                       6,580                       7,305

Due to Parent                                                             51,378                      51,852

Stockholder's equity:
  Common stock and capital in excess of par value                        117,391                     117,391
  Accumulated deficit                                                    (66,147)                    (66,968)
                                                                       ----------                  ----------
Total stockholder's equity                                                51,244                      50,423
                                                                       ----------                  ----------
Total liabilities and stockholder's equity                             $ 998,371                   $ 989,321
                                                                       ==========                  ==========


See accompanying notes.


______
1. The March 31, 2002 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                        Three Months Ended
                                                      -----------------------
                                                      June 30,       June 30,
                                                        2002           2001
                                                      --------       --------

REVENUES                                              $136,294       $135,823

COSTS AND EXPENSES:

     Laundry operating expenses                         92,518         91,404
     General and administrative                          2,042          2,117
     Depreciation and amortization                      25,894         33,423
                                                      --------        --------
                                                       120,454        126,944
                                                      --------        --------

OPERATING INCOME                                        15,840          8,879

INTEREST EXPENSE, NET                                   14,471         17,091
                                                      --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                        1,369         (8,212)


PROVISION (BENEFIT) FOR
  INCOME TAXES                                             548         (1,844)
                                                      --------        --------
NET INCOME (LOSS)                                     $    821        $(6,368)
                                                      ========        ========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                          Three Months Ended
                                                                                      ---------------------------
                                                                                       June 30,          June 30,
                                                                                         2002              2001
                                                                                      ---------         ---------

OPERATING ACTIVITIES:
         Net income (loss)                                                            $    821          $ (6,368)
           Adjustments to reconcile net loss to net cash
           provided by operating activities:
              Depreciation and amortization                                             16,733            15,121
              Amortization of advance location payments                                  5,492             5,941
              Amortization of intangibles                                                3,669            12,361
              Deferred income taxes                                                        548            (1,844)
              Amortization of debt discount and deferred issue costs                       610               477
              Amortization of premium on  113/4%  Senior Notes                               -              (309)
         Change in operating assets and liabilities:
           Other assets                                                                    753               (48)
           Receivables, net                                                                902               354
           Inventories and prepaid expenses                                             (1,379)           (2,085)
           Accounts payable and accrued expenses, net                                       59            (2,986)
           Accrued interest                                                             10,771            (9,061)
                                                                                      ---------         ---------
         Net cash provided by operating activities                                      38,979            11,553
                                                                                      ---------         ---------

INVESTING ACTIVITIES:
         Additions to property and equipment                                           (18,047)          (14,920)
         Advance location payments to location owners                                   (5,585)           (4,994)
         Proceeds from sale of property and equipment                                      223               439
                                                                                      ---------         ---------
         Net cash used in investing activities                                         (23,409)          (19,475)
                                                                                      ---------         ---------

FINANCING ACTIVITIES:
         Proceeds from credit facility                                                       -            17,000
         Repayments to credit facility                                                  (2,500)          (10,114)
         Net repayments to parent                                                         (474)             (376)
         Repayments of bank and other borrowings                                            (4)             (130)
         Principal payments on capitalized lease obligations                              (973)             (870)
                                                                                      ---------         ---------
         Net cash (used in) provided by financing activities                            (3,951)            5,510
                                                                                      ---------         ---------
         Net increase (decrease) in cash and cash equivalents                           11,619            (2,412)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          27,820            25,859
                                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 39,439          $ 23,447
                                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                                $  3,100          $ 25,998
                                                                                      =========         =========
         Income taxes paid                                                            $     79          $     78
                                                                                      =========         =========
NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                           $    252          $  1,360
                                                                                      =========         =========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from washers and dryers (hereinafter referred to as "laundry machines" or "machines") and operating retail laundromats. The Company also leases laundry machines and other household appliances (through its Appliance Warehouse division) to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At June 30, 2002, the Company owned and operated approximately 837,000 laundry machines in approximately 80,000 locations throughout North America and in 166 retail laundromats located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

         In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. Certain amounts in the financial statements have been reclassified for presentation purposes.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


2.  GOODWILL AND CONTRACT RIGHTS

         Goodwill, under purchase accounting, represents the excess of cost over fair values of net assets acquired and had been amortized on a straight-line basis over a period of 15 years. In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements: Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets on April 1, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002, and determined that there was no effect on the Company's financial position or results of operations.

         Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations pursuant to acquisitions based on independent appraisals, have been amortized on a straight-line basis over approximately 15 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business. In connection with adopting SFAS No. 142, the Company reassessed the useful economic life of contract rights and determined that such contract rights should be amortized using accelerated methods over periods ranging from 30-35 years. This change took effect with the quarter ended June 30, 2002 and is expected to result in an increase in operating income of approximately $12.4 million for the year ended March 31, 2003. Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

            Years ending
              March 31,
            ------------
                 2003            $ 14.2
                 2004            $ 13.9
                 2005            $ 13.6
                 2006            $ 13.3
                 2007            $ 13.0


         Had the Company adopted the non amortization provisions of SFAS No. 142 and reassessed the useful economic life of contract rights on April 1, 2001, the adjusted net income for the three months ended June 30, 2001 would have been approximately $250,000.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


3.  DEBT

         On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a new $355 million senior secured credit facility (the "Senior Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Company used the net proceeds from the 9% Senior Notes, together with borrowings under the Senior Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes due 2005 (the "11 3/4% Senior Notes") (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002.

         At June 30, 2002, the Company had outstanding debt consisting of (a) $450 million of its 9% Senior Notes and (b) $277.5 million of term loans with interest rates ranging from 4.69% to 5.13%. The term loans represent indebtedness pursuant to the Senior Credit Facility, which is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the Senior Credit Facility, CLC and the Company pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At June 30, 2002, the Company was in compliance with the covenants under the Senior Credit Facility.


4.  ACCOUNTING CHANGE

         On April 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. These statements established accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is initially reported as a component of "Other Comprehensive Income" and subsequently reclassified into "Earnings" along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in "Earnings" immediately. At June 30, 2002, the Company had no exposure to derivative instruments and was not involved in hedging activities.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In April 2002, FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 62, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
CORRECTIONS. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 are not being reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS -- REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. Upon adoption, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform to the provisions of SFAS No. 145.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6. GUARANTOR SUBSIDIARY

         The Company's domestic subsidiaries (collectively, the "Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company and the guarantees issued are full and unconditional. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries is as follows:



CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands of dollars)

                                                                           JUNE 30, 2002
                                                   -------------------------------------------------------------
                                                      COINMACH
                                                      AND NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------------------------------------------------------------

ASSETS
Cash, receivables, inventory and prepaid expenses    $    57,425        $ 14,649       $      -     $   72,074
Advance location payments                                 69,900               -              -         69,900
Land, property and equipment, net                        284,669           1,029              -        285,698
Intangible assets, net                                   547,424           2,033              -        549,457
Investment in subsidiaries                                 4,973          (2,021)        (2,952)             -
Other assets                                              20,358             884              -         21,242
                                                   ------------------------------------------------------------
Total assets                                         $   984,749        $ 16,574       $ (2,952)    $  998,371
                                                   ============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                $    72,738        $  6,533       $      -     $   79,271
Deferred income taxes                                     82,584            (186)             -         82,398
Debt                                                     726,805           7,275              -        734,080
Due to parent                                             51,378               -              -         51,378

Total stockholder's equity                                51,244           2,952         (2,952)        51,244
                                                   ------------------------------------------------------------
Total liabilities and stockholder's equity           $   984,749        $ 16,574       $ (2,952)    $  998,371
                                                   ============================================================

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6. GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands of dollars)
(continued)


                                                                          MARCH 31, 2002
                                                   -------------------------------------------------------------
                                                      COINMACH
                                                      AND NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------------------------------------------------------------
ASSETS
Cash, receivables, inventory and prepaid expenses    $    44,666       $ 15,312        $      -     $   59,978
Advance location payments                                 69,257              -               -         69,257
Land, property and equipment, net                        283,268          1,145               -        284,413
Intangible assets, net                                   550,743          2,003               -        552,746
Investment in subsidiaries                                 4,252         (1,300)         (2,952)             -
Other assets                                              22,261            666               -         22,927
                                                   ------------------------------------------------------------
Total assets                                         $   974,447       $ 17,826        $ (2,952)    $  989,321
                                                   ============================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                $    60,131       $  7,760        $      -     $   67,891
Deferred income taxes                                     82,036           (186)              -         81,850
Debt                                                     730,005          7,300               -        737,305
Due to parent                                             51,852              -               -         51,852

Total stockholder's equity                                50,423          2,952          (2,952)        50,423
                                                   ------------------------------------------------------------
Total liabilities and stockholder's equity           $   974,447       $ 17,826        $ (2,952)    $  989,321
                                                   ============================================================

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6. GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (in thousands of dollars)


                                                               THREE MONTHS ENDED JUNE 30, 2002
                                              -------------------------------------------------------------
                                                 COINMACH
                                                 AND NON-
                                                 GUARANTOR       GUARANTOR
                                               SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              -------------------------------------------------------------

Revenues                                        $  125,717       $  10,577        $       -     $  136,294
Costs and expenses                                 110,020          10,434                -        120,454
                                              -------------------------------------------------------------
Operating income (loss)                             15,697             143                -         15,840

Interest expense                                    14,328             143                -         14,471
                                              -------------------------------------------------------------
                                                     1,369               -                -          1,369
Income taxes                                           548               -                -            548
                                              -------------------------------------------------------------
                                                       821               -                -            821
Equity in loss of subsidiaries                           -               -                -              -
                                              -------------------------------------------------------------
Net income                                      $      821       $       -        $       -     $      821
                                              =============================================================

                                                               THREE MONTHS ENDED JUNE 30, 2001
                                              -------------------------------------------------------------
Revenues                                        $  126,399       $   9,424        $       -     $  135,823
Costs and expenses                                 117,359           9,585                -        126,944
                                              -------------------------------------------------------------
Operating income                                     9,040            (161)               -          8,879

Interest expense                                    16,922             169                -         17,091
                                              -------------------------------------------------------------
                                                    (7,882)           (330)               -         (8,212)
Income taxes                                        (1,769)            (75)               -         (1,844)
                                              -------------------------------------------------------------
                                                    (6,113)           (255)               -         (6,368)

Equity in earnings of subsidiaries                    (255)              -              255              -
                                              -------------------------------------------------------------
Net (loss) income                               $   (6,368)      $    (255)       $     255     $   (6,368)
                                              =============================================================

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6. GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in thousands of dollars)

                                                                     THREE MONTHS ENDED JUNE 30, 2002
                                                     -------------------------------------------------------------
                                                       COINMACH
                                                       AND NON-
                                                       GUARANTOR       GUARANTOR
                                                      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                              $    821        $     -       $    -           $     821
Noncash adjustments                                       26,901            151            -              27,052
Change in operating assets and liabilities                11,109             (3)           -              11,106
                                                     ------------------------------------------------------------
  Net cash provided by operating activities               38,831            148            -              38,979
                                                     ------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures                                     (23,379)           (30)           -             (23,409)
                                                     ------------------------------------------------------------
  Net cash used in investing activities                  (23,379)           (30)           -             (23,409)
                                                     ------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of debt                                         (2,475)           (25)           -              (2,500)
Other financing items                                     (1,849)           398            -              (1,451)
                                                     ------------------------------------------------------------
  Net cash (used in) provided by financing
      activities                                          (4,324)           373            -              (3,951)
                                                     ------------------------------------------------------------

Net increase in cash and cash equivalents                 11,128            491            -              11,619
Cash and cash equivalents, beginning of period            27,562            258            -              27,820
                                                     ------------------------------------------------------------
Cash and cash equivalents, end of period                $ 38,690        $   749       $    -           $  39,439
                                                     ============================================================


                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6. GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in thousands of dollars) (continued)


                                                                        THREE MONTHS ENDED JUNE 30, 2001
                                                     ---------------------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR         GUARANTOR
                                                        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                     ----------------------------------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                      $    (6,368)         $   (255)        $    255          $  (6,368)
Noncash adjustments                                         31,626               121                -             31,747
Change in operating assets and liabilities                 (11,789)           (2,037)               -            (13,826)
                                                     ----------------------------------------------------------------------
  Net cash provided by (used in) operating
      activities                                            13,469            (2,171)             255             11,553
                                                     ----------------------------------------------------------------------

INVESTING ACTIVITIES
Investments in and advances to subsidiaries                    255                 -             (255)                 -
Capital expenditures                                       (19,461)              (14)               -            (19,475)
                                                     ----------------------------------------------------------------------
  Net cash used in investing activities                    (19,206)              (14)            (255)           (19,475)
                                                     ----------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from debt                                          16,830               170                -             17,000
Repayment of debt                                          (10,013)             (101)               -            (10,114)
Other financing items                                       (3,520)            2,144                -             (1,376)
                                                     ----------------------------------------------------------------------
  Net cash provided by financing activities                  3,297             2,213                -              5,510
                                                     ----------------------------------------------------------------------

Net (decrease) increase in cash and cash
       equivalents                                          (2,440)               28                -             (2,412)
Cash and cash equivalents, beginning of period              25,418               441                -             25,859
                                                     ---------------------------------------------------------------------
Cash and cash equivalents, end of period               $    22,978          $    469         $      -          $  23,447
                                                     =====================================================================

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


7.  SEGMENT INFORMATION

         The Company reports segment information only for its route business, its only reportable segment, and provides information for its non-reportable segments as "All other." The route business, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The "All other" segment includes the aggregation of the Company's equipment distribution and rental businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities, through its Appliance Warehouse division. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts and selling service contracts through the Company's wholly-owned subsidiary, Super Laundry. Prior to the quarter ended September 30, 2001, the "All other" segment included the operations of the Company's retail laundromats. The Company's segment information for all periods presented has been restated to combine the Company's operation of the retail laundromats with its route business. The Company evaluates performance and allocates resources based on EBITDA (earnings before interest, taxes, depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


7.  SEGMENT INFORMATION (continued)

The table below presents information about the Company's segments (in thousands of dollars):

                                             THREE MONTHS ENDED JUNE 30,
                                               2002             2001
                                         ----------------  ----------------
Revenue:
   Route                                     $119,111          $121,228
   All other:
     Distribution                              10,577             9,424
     Rental                                     6,606             5,171
                                         ----------------  ----------------
         Subtotal All other                    17,183            14,595
                                         ----------------  ----------------
   Total                                     $136,294          $135,823
                                         ================  ================


EBITDA:
   Route                                     $ 40,900          $ 42,418
   All other                                    2,876             2,001
Reconciling items:
   Corporate expenses                          (2,042)           (2,117)
                                         ----------------  ----------------
   Total                                     $ 41,734          $ 42,302
                                         ================  ================

Income before taxes:
   Route                                      $17,184           $14,809
   All other                                    1,119               359
                                         ----------------  ----------------
        Subtotal                               18,303            15,168
Reconciling items:
   Corporate expenses                          (2,463)           (6,289)
   Interest expense                           (14,471)          (17,091)
                                         ----------------  ----------------
        Income (loss) before taxes            $ 1,369           $(8,212)
                                         ================  ================

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2002. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with the Company's acquisitions and the related amortization of contract rights and goodwill accounted for under the purchase method of accounting.

         The Company is principally engaged in the business of supplying outsourced laundry services to multi-family housing properties. The Company's most significant revenue source is its route business, which over the last three fiscal years has accounted for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the Company's leases require it to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Through the Company's route business, the Company also currently operates 166 retail laundromats throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

         In addition to its route business, the Company operates an equipment distribution business through Super Laundry Equipment Corporation ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

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

         The Company's discussion and analysis of segment information for the route, distribution and rental businesses for the period ended June 30, 2001 has been restated to combine its operations of the retail laundromats with the route businesses. Prior to the quarter ended September 30, 2001, the operations of the Company's retail laundromats were separately discussed and analyzed. The Company believes that aggregating its retail operations with its route business is more representative of the Company's core business.


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

         Revenue and cash and cash equivalents include an estimate of cash not yet collected at the end of a reporting period which remained at laundry room locations.

         The  Company  is  required  to  estimate  the   collectibility  of  its
receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at June 30, 2002 was approximately $1.2 million.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

         COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

                                           Three months ended June 30,
                                    ------------------------------------
                                      2002          2001         Change
                                    --------     --------       --------
        Route                       $  119.1     $  121.2       $  (2.1)
        Distribution                    10.6          9.4           1.2
        Rental                           6.6          5.2           1.4
                                    --------     --------       --------
                                    $  136.3     $  135.8       $   0.5
                                    ========     ========       ========


         Revenue increased by approximately $0.5 million or less than 1% for the three-month period ended June 30, 2002, as compared to the prior year's corresponding period.

              Route revenue for the three months ended June 30, 2002 decreased by approximately $2.1 million or 2% over the prior year's corresponding period. Management believes that the decrease in route revenue for the current quarter as compared to the prior year's corresponding period was the result of increased vacancies related to locations in certain regions. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year.

              Distribution revenue for the three months ended June 30, 2002 increased by approximately $1.2 million or 12% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced fluctuations during such periods.

              Rental  revenue for the three months ended June 30, 2002 increased by approximately $1.4 million or 28% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations and expansion into new territories within the United States.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS(continued)

RESULTS OF OPERATIONS (continued)

         Laundry operating expenses increased by approximately $1.1 million or 1% for the three-month period ended June 30, 2002, as compared to the prior year's corresponding period. This increase in laundry operating expenses was due primarily to (i) an increase in cost of sales resulting from increased sales in the distribution business and (ii) costs associated with expansion into new markets in the rental business. As a percentage of revenues, laundry operating expenses were approximately 67.9% and 67.3% for the three-month period ended June 30, 2002 and June 30, 2001, respectively.

         General and administrative expenses decreased slightly for the three-month period ended June 30, 2002, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.5% and 1.6% for the three-month period ended June 30, 2002 and June 30, 2001, respectively.

         Depreciation and amortization expense decreased by approximately 23% for the three-month period ended June 30, 2002, as compared to the prior year's corresponding period. The decrease in depreciation and amortization expense was primarily due to the elimination of amortization expense on goodwill of approximately $3.8 million and the reduction of amortization expense on contract rights of approximately $3.2 million as the result of the application of Statements of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, offset slightly by depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

         As a result of the issuance of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, in June 2001, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with such Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and other intangible assets as of April 1, 2002. In connection with SFAS No. 142, the Company also reassessed the useful lives of contract rights and has determined that such contract rights should be amortized using accelerated methods over periods ranging from 30 to 35 years. This change took effect beginning with the quarter ended June 30, 2002 and is expected to result in an increase in operating income of approximately $12.4 million for the year ended March 31, 2003.

         Operating income margins were approximately 11.6% for the three-month period ended June 30, 2002, as compared to approximately 6.5% for the prior year's corresponding period. The increase in operating income margin was primarily due to the decrease in amortization expenses in the current period.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

         Interest expense, net, decreased by approximately 15% for the three-month period ended June 30, 2002, as compared to the prior year's corresponding period. On January 25, 2002, the Company issued $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a new $355 million senior secured credit facility (the "Senior Credit Facility"). The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Credit Facility as well as a decrease in interest rates payable under such facility resulting from a market decline in interest rates. This decrease was partially offset by an increase in interest expense as the result of (i) increased indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of 11 3/4% Senior Notes due 2005, and (ii) an increase in amortization of deferred financing costs relating to the issuance of the 9% Senior Notes and entering into the Senior Credit Facility.

         EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization and is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States ("GAAP")) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         The following table sets forth the Company's EBITDA for the periods indicated (in millions of dollars):

                                            Three months ended June 30,
                                     ----------------------------------------
                                         2002           2001         Change
                                     ----------      ----------    ----------
        Route                        $    40.9       $    42.4     $   (1.5)
        Distribution                       0.3             0.1          0.2
        Rental                             2.5             1.9          0.6
        G&A                               (2.0)           (2.1)         0.1
                                     ----------      ----------    ---------
                                     $    41.7       $    42.3     $   (0.6)
                                     ==========      ==========    =========


         EBITDA was approximately $41.7 million for the three months ended June 30, 2002, as compared to approximately $42.3 million for the three months ended June 30, 2001. EBITDA margins declined to approximately 30.6% for the three months ended June 30, 2002, as compared to approximately 31.1% for the prior year's corresponding period. This decrease was primarily the result of increased operating expenses in the distribution and rental businesses and decreased revenues in the route business, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 2002, the Company had outstanding debt of approximately $734.1 million, which included $450 million of the 9% Senior Notes and $277.5 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $51.2 million as of June 30, 2002.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of June 30, 2002 consisted of cash and cash equivalents of $39.4 million and available borrowings under its Senior Credit Facility of approximately $74 million.

         On January 25, 2002, the Company issued the 9% Senior Notes and entered into the Senior Credit Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The Company used the net proceeds from the 9% Senior Notes, together with borrowings under the Senior Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002.

         The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $30 million and $247.5 million as of June 30, 2002, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of June 30, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make (i) quarterly amortization payments under the Senior Credit Facility commencing on March 31, 2003 with respect to the $30 million term loan and semi-annual amortization payments commencing on June 30, 2002 with respect to the $250 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, commencing August 1, 2002.

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

         Capital expenditures for the three month period ended June 30, 2002 were approximately $23.6 million (excluding approximately $1.0 million relating to capital lease obligations). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and
(iii) laundry room improvements. The Company's installed base of machines for the route business increased by approximately 900 machines for the three-month period ended June 30, 2002. The growth in the rental business machine base was approximately 8,700 for the three-month period ended June 30, 2002. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations) for the periods indicated (in millions of dollars):

                                            Three months ended June 30,
                                      ------------------------------------
                                         2002          2001        Change
                                      ---------     ---------    ---------
        Route                         $   20.3      $   18.0     $  (2.3)
        Distribution                       -             -           -
        Rental                             3.3           1.9        (1.4)
                                      --------      --------     --------
                                      $   23.6      $   19.9     $  (3.7)
                                      ========      ========     ========


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 9% Senior Notes and borrowings under the Senior Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the Senior Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility, or the indenture governing the 9% Senior Notes.


CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $25.9 million for the three months ended June 30, 2002, reduces the Company's net income, but not its cash flow from operations. In accordance with GAAP, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 62, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 are not to be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB No. 30"). Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified to conform to the provisions of SFAS No. 145.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


OUTLOOK

         An integral component of the Company's business strategy has been the expansion of its installed machine base through a combination of internal growth and selective acquisitions. The Company's growth strategy is designed to achieve economies of scale, increase operating efficiencies and improve financial performance through the growth of its installed machine base. While the Company continues to expand its machine base, at the present time, the Company believes that the number of significant acquisition opportunities is limited due, in part, to the Company's successful execution of its consolidation strategy over the past several years. Additionally, the Company believes that present valuations of prospective acquisitions need to more accurately reflect current market conditions. As a result, while the Company may pursue opportunities to selectively acquire additional route businesses, the Company believes that its acquisition activity will be reduced for the foreseeable future, and will seek to preserve capital and reduce its level of indebtedness through its cash flow from operations. There can be no assurance, however, that the Company will be able to take advantage of any such opportunities on commercially viable terms, if at all.


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of June 30, 2002, the Company had approximately $277.5 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $5.6 million, assuming the amount outstanding was $277.5 million, the balance as of June 30, 2002. Historically, the Company has utilized interest rate swap agreements to manage its exposure to certain market rate risks.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         Pursuant to a registration rights agreement in connection with the issuance of the 9% Senior Notes, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission under which the Company is offering registered notes (otherwise identical in all respects to its 9% Senior Notes) in exchange for its 9% Senior Notes (the "Exchange Offer"). The Registration Statement was declared effective on July 15, 2002, and the Exchange Offer will expire at 5:00 p.m., New York City time, on August 14, 2002, unless otherwise extended.


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

                              COINMACH CORPORATION


Date:  August 8, 2002         /s/    ROBERT M. DOYLE
                              --------------------------------------------
                              Robert M. Doyle
                              Senior Vice President and Chief Financial Officer
                              (On behalf of registrant and as Principal
                               Financial Officer)