Form 10-Q
period 2002-09-30
COINMACH CORP
filed 2002-11-04
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2002

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
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)
                                                               11803
303 Sunnyside Blvd., Suite 70, Plainview, New York          (zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code:       (516) 349-8555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__.


As of the close of business on November 4, 2002, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I.

Financial Information                                                   Page No.
---------------------                                                   --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2002
          (Unaudited) and March 31, 2002                                     3

          Condensed  Consolidated  Statements of Operations
          (Unaudited) - Three Months and Six Months 4 Ended
          September 30, 2002 and 2001                                        4

          Condensed  Consolidated  Statements  of Cash Flows
          (Unaudited)  - Six Months Ended September 5 30, 2000
          and 2001                                                           5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        25

Item 4.   Controls and Procedures                                           26

PART II.

Other Information
-----------------

Item 1.   Legal Proceedings                                                 27
Item 2.   Changes in Securities and Use of Proceeds                         27
Item 3.   Defaults Upon Senior Securities                                   27
Item 4.   Submission of Matters to a Vote of Security Holders               27
Item 5.   Other Information                                                 27
Item 6.   Exhibits and Reports on Form 8-K                                  27

Signature Page                                                              28

Certification by Chief Executive Officer                                    29

Certification by Chief Financial Officer                                    30

                      COINMACH CORPORATION AND SUBSIDIARIES

PART I.

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CONDENSED CONSOLIDATED BALANCE SHEETS
                           -------------------------------------
                                 (In thousands of dollars)

                                                     September 30, 2002   March 31, 2002 <F1>
                                                     ------------------   --------------
                                                         (Unaudited)
ASSETS:
Cash and cash equivalents                                $  30,155          $  27,820
Receivables, net                                            11,272             11,883
Inventories                                                 14,043             13,109
Prepaid expenses                                             6,808              7,166
Advance location payments                                   69,113             69,257
Land, property and equipment, net of accumulated
   depreciation of $149,659 and $116,361                   288,980            284,413
Contract rights, net of accumulated amortization
   of $65,819 and $58,768                                  341,629            348,462
Goodwill                                                   204,284            204,284
Other assets                                                21,810             22,927
                                                         ---------          ---------
Total assets                                             $ 988,094          $ 989,321
                                                         =========          =========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accounts payable and accrued expenses                    $  33,661          $  31,775
Accrued rental payments                                     28,980             28,576
Accrued interest                                             7,369              7,540
Deferred income taxes                                       82,442             81,850
9% Senior Notes due 2010                                   450,000            450,000
Credit facility indebtedness                               276,250            280,000
Other long-term debt                                         6,961              7,305

Due to Parent                                               51,123             51,852

Stockholder's equity:
   Common stock and capital in excess of par value         117,391            117,391
   Accumulated deficit                                     (66,083)           (66,968)
                                                         ---------          ---------
Total stockholder's equity                                  51,308             50,423
                                                         ---------          ---------
Total liabilities and stockholder's equity               $ 988,094          $ 989,321
                                                         =========          =========

See accompanying notes.

<F1> The March 31, 2002 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                           (In thousands of dollars)

                                          Three Months Ended             Six Months Ended
                                     ----------------------------    ---------------------------
                                     September 30,  September 30,    September 30, September 30,
                                          2002           2001            2002          2001
                                     -------------   -------------   ------------- -------------
REVENUES                               $ 131,871      $ 131,287      $ 268,165     $ 267,110
COSTS AND EXPENSES:
      Operating                           89,286         87,889        181,804       179,293
      General and administrative           2,026          2,090          4,068         4,207
      Depreciation and amortization       25,974         31,542         51,868        64,965
                                     -------------   -------------   ------------- -------------
                                         117,286        121,521        237,740       248,465
                                     -------------   -------------   ------------- -------------

OPERATING INCOME                          14,585          9,766         30,425        18,645
INTEREST EXPENSE, NET                     14,477         16,926         28,948        34,017
                                     -------------   -------------   ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES            108         (7,160)         1,477       (15,372)
PROVISION (BENEFIT) FOR INCOME TAXES          44         (1,296)           592        (3,140)
                                     -------------   -------------   ------------- -------------
NET INCOME (LOSS)                      $      64      $  (5,864)     $     885     $ (12,232)
                                     =============   =============   ============= =============

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                   -----------
                            (In thousands of dollars)

                                                                         Six Months Ended
                                                                   ----------------------------
                                                                   September 30,  September 30,
                                                                       2002           2001
                                                                   -------------  -------------

OPERATING ACTIVITIES:
         Net income (loss)                                          $    885       $(12,232)
            Adjustments to reconcile net income (loss) to net
               cash provided by operating activities:
                  Depreciation and amortization                       33,467         30,311
                  Amortization of advance location payments           10,948         11,882
                  Amortization of intangibles                          7,453         22,772
                  Deferred income taxes                                  592         (3,140)
                  Amortization of debt discount and deferred
                     issue costs                                       1,220            955
                  Amortization of premium on 11 3/4% Senior Notes          -           (618)
         Change in operating assets and liabilities:
            Other assets                                                (663)           162
            Receivables, net                                             611            264
            Inventories and prepaid expenses                            (576)           500
            Accounts payable and accrued expenses, net                 1,030         (1,998)
            Accrued interest                                            (171)        (1,100)
                                                                   -------------  -------------
         Net cash provided by operating activities                    54,796         47,758
                                                                   -------------  -------------

INVESTING ACTIVITIES:
         Additions to property and equipment                         (36,739)       (32,094)
         Advance location payments to location owners                 (9,544)        (8,219)
         Acquisition of assets                                             -         (2,684)
         Proceeds from sale of property and equipment                    326            439
                                                                   -------------  -------------
         Net cash used in investing activities                       (45,957)       (42,558)
                                                                   -------------  -------------

FINANCING ACTIVITIES:
         Proceeds from credit facility                                 6,000         19,700
         Repayments to credit facility                                (9,750)       (21,339)
         Net repayments to parent                                       (729)          (538)
         Repayments of bank and other borrowings                          (8)          (134)
         Principal payments on capitalized lease obligations          (2,017)        (1,792)
                                                                   -------------  -------------
         Net cash used in financing activities                        (6,504)        (4,103)
                                                                   -------------  -------------
         Net increase in cash and cash equivalents                     2,335          1,097

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        27,820         25,859
                                                                   -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 30,155       $ 26,956
                                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                              $ 27,963       $ 34,800
                                                                   =============  =============
         Income taxes paid                                          $    177       $    335
                                                                   =============  =============

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases         $  1,681       $  3,402
                                                                   =============  =============

                     COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation

     Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from washers and dryers (hereinafter referred to as "laundry machines" or "machines") and operating retail laundromats. The Company also leases laundry machines and other household appliances (through its Appliance Warehouse division) to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At September 30, 2002, the Company owned and operated approximately 850,000 laundry machines in approximately 80,000 locations throughout North America and in 163 retail laundromats located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware Corporation ("CLC"). Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


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

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts, which arose solely from purchase price allocations pursuant to acquisitions based on independent appraisals, have been amortized on a straight-line basis over approximately 15 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business. In connection with adopting SFAS No. 142, the Company reassessed the useful economic life of contract rights and determined that such contract rights should be amortized using accelerated methods over periods ranging from 30-35 years. This change took effect for the quarter ended June 30, 2002 and is expected to result in an increase in operating income of approximately $12.3 million for the year ended March 31, 2003. Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

           Years ending
            March 31,
           ------------
               2003        $ 14.2
               2004        $ 13.9
               2005        $ 13.6
               2006        $ 13.3
               2007        $ 13.0


     Had the Company adopted the non amortization provisions of SFAS No. 142 and reassessed the useful economic life of contract rights on April 1, 2001, the adjusted net loss for the six months ended September 30, 2001 would have been approximately $6.5 million.

     Management evaluates the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.

3.   Debt

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a $355 million senior secured credit facility (the "Senior Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Company used the net proceeds

                      COINMACH CORPORATION AND SUBSIDIARIES


from the 9% Senior Notes, together with borrowings under the Senior Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes due 2005 (the "11 3/4% Senior Notes") (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002.

     At September 30, 2002, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) $276.3 million of term loans with interest rates ranging from 4.63% to 5.13%. The term loans represent indebtedness pursuant to the Senior Credit Facility, which is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the Senior Credit Facility, CLC and the Company pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At September 30, 2002, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Credit Facility.

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

     On September 23, 2002, the Company entered into three separate interest rate swap agreements, each for $50 million, that effectively converts a portion of its floating-rate loans to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest income. At September 30, 2002, approximately $150 million of the Company's loans were designated as hedged items. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

4.   Recently Issued Accounting Pronouncement

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.

                      COINMACH CORPORATION AND SUBSIDIARIES


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

5.   Guarantor Subsidiary

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

Condensed Consolidating Balance Sheets (in thousands of dollars)

                                                                       September 30, 2002
                                                  ------------------------------------------------------------
                                                    Coinmach
                                                    and Non-
                                                   Guarantor       Guarantor
                                                  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  ------------    ------------    ------------    ------------

ASSETS
Cash, receivables, inventory and prepaid expenses   $ 48,308       $ 13,970        $      -        $ 62,278
Advance location payments                             69,113              -               -          69,113
Land, property and equipment, net                    288,096            884               -         288,980
Intangible assets, net                               543,870          2,043               -         545,913
Investment in subsidiaries                             4,928         (1,430)         (3,498)              -
Other assets                                          20,844            966               -          21,810
                                                  ------------    ------------    ------------    ------------
Total assets                                        $975,159       $ 16,433        $ (3,498)       $988,094
                                                  ============    ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses               $ 64,250       $  5,760        $      -        $ 70,010
Deferred income taxes                                 82,530            (88)              -          82,442
Debt                                                 725,948          7,263               -         733,211
Due to parent                                         51,123              -               -          51,123

Total stockholder's equity                            51,308          3,498          (3,498)         51,308
                                                  ------------    ------------    ------------    ------------
Total liabilities and stockholder's equity          $975,159       $ 16,433        $ (3,498)       $988,094
                                                  ============    ============    ============    ============

                                            COINMACH CORPORATION AND SUBSIDIARIES


                                                                         March 31, 2002
                                                  ------------------------------------------------------------
                                                    Coinmach
                                                    and Non-
                                                   Guarantor       Guarantor
                                                  Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  ------------    ------------    ------------    ------------

ASSETS
Cash, receivables, inventory and prepaid expenses   $  44,666        $  15,312     $       -        $  59,978
Advance location payments                              69,257                -             -           69,257
Land, property and equipment, net                     283,268            1,145             -          284,413
Intangible assets, net                                550,743            2,003             -          552,746
Investment in subsidiaries                              4,252           (1,300)       (2,952)               -
Other assets                                           22,261              666             -           22,927
                                                  ------------    ------------    ------------    ------------
Total assets                                        $ 974,447        $  17,826     $  (2,952)       $ 989,321
                                                  ============    ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses               $  60,131        $   7,760     $       -        $  67,891
Deferred income taxes                                  82,036             (186)            -           81,850
Debt                                                  730,005            7,300             -          737,305
Due to parent                                          51,852                -             -           51,852

Total stockholder's equity                             50,423            2,952        (2,952)          50,423
                                                  ------------    ------------    ------------    ------------
Total liabilities and stockholder's equity          $ 974,447        $  17,826     $  (2,952)       $ 989,321
                                                  ============    ============    ============    ============

                                            COINMACH CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Operations (in thousands of dollars)

                                                               Six months ended September 30, 2002
                                               --------------------------------------------------------------------
                                                  Coinmach
                                                    and
                                               Non-Guarantor       Guarantor
                                                Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                               -------------      ------------      ------------      -------------

  Revenues                                      $ 248,472          $ 19,693       $         -         $ 268,165
  Costs and expenses                              218,123            19,617                 -           237,740
                                               -------------      ------------      ------------      -------------
  Operating income                                 30,349                76                 -            30,425

  Interest expense                                 28,654               294                 -            28,948
                                               -------------      ------------      ------------      -------------
                                                    1,695              (218)                -             1,477
  Income taxes                                        680               (88)                -               592
                                               -------------      ------------      ------------      -------------
                                                    1,015              (130)                -               885
  Equity in loss of subsidiaries                     (130)                -               130                 -
                                               -------------      ------------      ------------      -------------
  Net income (loss)                                 $ 885            $ (130)            $ 130       $       885
                                               =============      ============      ============      =============

                                                               Six months ended September 30, 2001
                                               --------------------------------------------------------------------
  Revenues                                       $ 249,588          $ 17,522           $     -         $ 267,110
  Costs and expenses                               230,568            17,897                 -           248,465
                                               -------------      ------------      ------------      -------------
  Operating income (loss)                           19,020              (375)                -            18,645

  Interest expense                                  33,676               341                 -            34,017
                                               -------------      ------------      ------------      -------------
                                                   (14,656)             (716)                -           (15,372)
  Income taxes                                      (2,993)             (147)                -            (3,140)
                                               -------------      ------------      ------------      -------------
                                                   (11,663)             (569)                -           (12,232)

  Equity in loss of subsidiaries                      (569)                -               569                 -
                                               -------------      ------------      ------------      -------------
  Net loss                                       $ (12,232)           $ (569)            $ 569         $ (12,232)
                                               =============      ============      ============      =============

                                            COINMACH CORPORATION AND SUBSIDIARIES

                                                              Three months ended September 30, 2002
                                               --------------------------------------------------------------------
                                                Coinmach and
                                               Non-Guarantor       Guarantor
                                                Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                               -------------      ------------      ------------      -------------


  Revenues                                      $ 122,755          $  9,116       $         -         $ 131,871
  Costs and expenses                              108,103             9,183                 -           117,286
                                               -------------      ------------      ------------      -------------
  Operating income (loss)                          14,652               (67)                -            14,585

  Interest expense                                 14,326               151                 -            14,477
                                               -------------      ------------      ------------      -------------
                                                      326              (218)                -               108
  Income taxes                                        132               (88)                -                44
                                               -------------      ------------      ------------      -------------
                                                      194              (130)                -                64
  Equity in loss of subsidiaries                     (130)                -               130                 -
                                               -------------      ------------      ------------      -------------
  Net income (loss)                                  $ 64            $ (130)            $ 130        $       64
                                               =============      ============      ============      =============


                                                              Three months ended September 30, 2001
                                               --------------------------------------------------------------------
  Revenues                                      $ 123,189           $ 8,098               $ -         $ 131,287
  Costs and expenses                              113,209             8,312                 -           121,521
                                               -------------      ------------      ------------      -------------
  Operating income (loss)                           9,980              (214)                -             9,766

  Interest expense                                 16,754               172                 -            16,926
                                               -------------      ------------      ------------      -------------
                                                   (6,774)             (386)                -            (7,160)
  Income taxes                                     (1,224)              (72)                -            (1,296)
                                               -------------      ------------      ------------      -------------
                                                   (5,550)             (314)                -            (5,864)

  Equity in loss of subsidiaries                     (314)                -               314                 -
                                               -------------      ------------      ------------      -------------
  Net loss                                       $ (5,864)           $ (314)            $ 314          $ (5,864)
                                               =============      ============      ============      =============

                                        COINMACH CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows (in thousands of dollars)

                                                                 Six months ended September 30, 2002
                                                 -------------------------------------------------------------------
                                                    Coinmach
                                                      and
                                                 Non-Guarantor       Guarantor
                                                  Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                                 -------------     ------------      ------------      -------------
OPERATING ACTIVITIES
Net income (loss)                                     $ 885            $ (130)           $ 130             $ 885
Noncash adjustments                                  53,311               369                -            53,680
Change in operating assets and liabilities            1,024              (793)               -               231
                                                 -------------     ------------      ------------      -------------
   Net cash provided by (used in) operating
      activities                                     55,220              (554)             130            54,796
                                                 -------------     ------------      ------------      -------------
INVESTING ACTIVITIES
Investments in and advances to subsidiaries             130                 -             (130)                -
Capital expenditures                                (45,927)              (30)               -           (45,957)
                                                 -------------     ------------      ------------      -------------
   Net cash used in investing activities            (45,797)              (30)            (130)          (45,957)
                                                 -------------     ------------      ------------      -------------
FINANCING ACTIVITIES
Proceeds from debt                                    5,940                60                -             6,000
Repayment of debt                                    (9,652)              (98)               -            (9,750)
Other financing items                                (3,242)              488                -            (2,754)
                                                 -------------     ------------      ------------      -------------
   Net cash (used in) provided by financing
      activities                                     (6,954)              450                -            (6,504)
                                                 -------------     ------------      ------------      -------------
Net increase (decrease) in cash and cash
   equivalents                                        2,469              (134)               -             2,335
Cash and cash equivalents, beginning of period       27,562               258                -            27,820
                                                 -------------     ------------      ------------      -------------
Cash and cash equivalents, end of period           $ 30,031             $ 124            $   -          $ 30,155
                                                 =============     ============      ============      =============

                                         COINMACH CORPORATION AND SUBSIDIARIES

                                                                 Six months ended September 30, 2001
                                                 -------------------------------------------------------------------
                                                    Coinmach
                                                      and
                                                 Non-Guarantor       Guarantor
                                                  Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                                 -------------     ------------      ------------      -------------
OPERATING ACTIVITIES
Net loss                                          $ (12,232)           $ (569)       $     569         $ (12,232)
Noncash adjustments                                  61,922               240                -            62,162
Change in operating assets and liabilities              694            (2,866)               -            (2,172)
                                                 -------------     ------------      ------------      -------------
   Net cash provided by (used in) operating
      activities                                     50,384            (3,195)             569            47,758
                                                 -------------     ------------      ------------      -------------
INVESTING ACTIVITIES
Investments in and advances to subsidiaries             569                 -             (569)                -
Acquisition of assets                                (2,684)                -                -            (2,684)
Capital expenditures                                (39,830)              (44)               -           (39,874)
                                                 -------------     ------------      ------------      -------------
   Net cash used in investing activities            (41,945)              (44)            (569)          (42,558)
                                                 -------------     ------------      ------------      -------------

FINANCING ACTIVITIES
Proceeds from debt                                   19,503               197                -            19,700
Repayment of debt                                   (21,126)             (213)               -           (21,339)
Other financing items                                (5,132)            2,668                -            (2,464)
                                                 -------------     ------------      ------------      -------------
   Net cash (used in) provided by financing
      activities                                     (6,755)            2,652                -            (4,103)
                                                 -------------     ------------      ------------      -------------
Net increase (decrease) in cash and cash
   equivalents                                        1,684              (587)               -             1,097
Cash and cash equivalents, beginning of period       25,418               441                -            25,859
                                                 -------------     ------------      ------------      -------------
Cash and cash equivalents, end of period           $ 27,102            $ (146)             $ -          $ 26,956
                                                 =============     ============      ============      =============

6.   Segment Information

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

                      COINMACH CORPORATION AND SUBSIDIARIES


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

     The table below presents information about the Company's segments (in thousands of dollars):


                                          Three Months ended September 30,         Six Months ended September 30,
                                          ---------------------------------       --------------------------------
                                               2002                2001               2002                2001
                                          -------------        ------------       ------------        ------------
Revenue:
   Route                                     $115,619            $117,599           $234,730             $238,827
   All other:
      Distribution                              9,116               8,098             19,693               17,522
      Rental                                    7,136               5,590             13,742               10,761
                                          -------------        ------------       ------------        ------------
         Subtotal All other                    16,252              13,688             33,435               28,283
                                          -------------        ------------       ------------        ------------
   Total                                     $131,871            $131,287           $268,165             $267,110
                                          =============        ============       ============        ============

EBITDA:
   Route                                     $ 39,583            $ 41,439           $ 80,483             $ 83,857
   All other                                    3,002               1,959              5,878                3,960
Reconciling items:
   Corporate expenses                          (2,026)             (2,090)            (4,068)              (4,207)
                                          -------------        ------------       ------------        ------------
   Total                                     $ 40,559            $ 41,308           $ 82,293             $ 83,610
                                          =============        ============       ============        ============
Income before taxes:
   Route                                      $15,786             $15,714            $32,970              $30,525
   All other                                    1,246                 316              2,365                  674
                                          -------------        ------------       ------------        ------------
      Subtotal                                 17,032              16,030             35,335               31,199
Reconciling items:
   Corporate expenses                          (2,026)             (2,090)            (4,068)              (4,207)
   Amortization of goodwill and
      depreciation                               (421)             (4,174)              (842)              (8,347)
   Interest expense                           (14,477)            (16,926)           (28,948)             (34,017)
                                          -------------        ------------       ------------        ------------
      Income (loss) before taxes              $   108            $ (7,160)           $ 1,477             $(15,372)
                                          =============        ============       ============        ============

                      COINMACH CORPORATION AND SUBSIDIARIES


7.   Income Taxes

     The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                     September 30, 2002          March 31, 2002
                                                                     ------------------          --------------

         Deferred tax liabilities:
             Accelerated tax depreciation and contract rights            $ 110,531                 $   110,864
             Other, net                                                      1,129                         925
                                                                     ------------------          --------------
                                                                           111,660                     111,789
                                                                     ------------------          --------------
         Deferred tax assets:
             Net operating loss carryforwards                               28,038                      28,906
             Covenant not to compete                                         1,180                       1,033
                                                                     ------------------          --------------
                                                                            29,218                      29,939
                                                                     ------------------          --------------
         Net deferred tax liability                                      $  82,442                  $   81,850
                                                                     ==================          ==============

     The net operating loss carryforwards of approximately $69.4 million,  after a reduction  to reflect  the  limitation  imposed  under the  provisions  of the
Internal Revenue Code regarding change of ownership, expire between fiscal years
2003  through  2022.   The  majority  of  the   Company's  net  operating   loss
carryforwards  begin to expire after five years. In addition,  the net operating losses are subject to annual  limitations  imposed  under the  provisions of the
Internal Revenue Code regarding changes in ownership.

         The provision (benefit) for income taxes consists of (in thousands):

                                          Three Months ended September 30,         Six Months ended September 30,
                                          ----------------------------------       -------------------------------
                                               2002                 2001               2002               2001
                                          -------------         ------------       -----------        ------------
         Federal                               $ 35               $(1,010)           $   462            $(2,448)
         State                                    9                  (286)               130               (692)
                                          -------------         ------------       -----------        ------------
                                               $ 44               $(1,296)           $   592            $(3,140)
                                          =============         ============       ===========        ============


     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                            Three Months ended September 30,        Six Months ended September 30,
                                          ----------------------------------       -------------------------------
                                                2002                2001                2002               2001
                                          -------------         ------------       -----------        ------------
Expected tax provision (benefit)             $   38               $(2,506)           $   517             $(5,380)
State tax provision (benefit), net of
   federal taxes                                  5                  (103)                84                (385)
Permanent book/tax differences                    1                 1,313                 (9)              2,625
                                          -------------         ------------       -----------        ------------
Tax provision (benefit)                      $   44               $(1,296)           $   592             $(3,140)
                                          =============         ============       ===========        ============

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

     The Company is principally engaged in the business of supplying outsourced laundry services to multi-family housing properties. The Company's most significant revenue source is its route business, which over the last three fiscal years has accounted for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in operating expenses and represents payments to location owners.
Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the Company's leases require it to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Through the Company's route business, the Company also currently operates 163 retail laundromats throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

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

Accounting Policies Involving Significant Estimates
---------------------------------------------------

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

     The Company is required to estimate the collectibility of its receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2002 was approximately $1.3 million.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


     Comparison of the three- and six-month periods ended September 30, 2002 and September 30, 2001

     The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

                                Three months ended September 30,                Six months ended September 30,
                            -----------------------------------------      -----------------------------------------
                               2002            2001           Change          2002            2001          Change
                            ----------     ----------      ----------      ----------     -----------     ----------

Route                       $   115.6      $   117.6       $    (2.0)      $   234.7      $   238.8       $    (4.1)
Distribution                      9.1            8.1             1.0            19.7           17.5             2.2
Rental                            7.2            5.6             1.6            13.8           10.8             3.0
                            ----------     ----------      ----------      ----------     -----------     ----------
                            $   131.9      $   131.3       $     0.6       $   268.2      $   267.1       $     1.1
                            ==========     ==========      ==========      ==========     ===========     ==========

     Revenue increased by approximately $0.6 million or less than 1% for the three-month period ended September 30, 2002, as compared to the prior year's corresponding period. Revenue increased by approximately $1.1 million or less than 1% for the six-month period ended September 30, 2002, as compared to the prior year's corresponding period.

          Route revenue for the three months ended September 30, 2002 decreased by approximately $2.0 million or 2% over the prior year's corresponding period. Route revenue for the six months ended September 30, 2002 decreased by approximately $4.1 million or 2% over the prior year's corresponding period. Management believes that the decrease in route revenue for the current periods as compared to the prior year's corresponding periods was primarily the result of increased vacancies related to locations in certain regions. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year.

          Distribution revenue for the three months ended September 30, 2002 increased by approximately $1.0 million or 12% from the prior year's corresponding period. Distribution revenue for the six months ended September 30, 2002 increased by approximately $2.2 million or 13% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced fluctuations during such periods.

          Rental revenue for the three months ended September 30, 2002 increased by approximately $1.6 million or 28% over the prior year's corresponding period. Rental revenue for the six months ended September 30, 2002 increased by approximately $3.0 million or 28% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations and expansion into new territories within the United States.

     Operating expenses increased by approximately $1.4 million or 2% for the three-month period ended September 30, 2002, as compared to the prior year's corresponding period. Operating expenses increased by approximately $2.5 million or 1% for the six-month period ended September 30, 2002, as compared to the prior year's corresponding period. This increase in operating expenses was due primarily to (i) an increase in cost of sales resulting from increased sales in

                      COINMACH CORPORATION AND SUBSIDIARIES


the distribution business and (ii) costs associated with expansion into new markets in the rental business. As a percentage of revenues, operating expenses were approximately 68% for both the three and six-month periods ended September 30, 2002, as compared to approximately 67% for both the three and six-month periods ended September 30, 2001.

     General and administrative expenses decreased slightly for each of the three and six-month periods ended September 30, 2002, as compared to the prior year's corresponding periods. As a percentage of revenues, general and administrative expenses were approximately 1.5% for both the three and six-month periods ended September 30, 2002, as compared to approximately 1.6% for both the three and six-month periods ended September 30, 2001.

     Depreciation and amortization expense decreased by approximately 18% for the three-month period ended September 30, 2002, as compared to the prior year's corresponding period. Depreciation and amortization decreased by approximately 20% for the six-month period ended September 30, 2002 as compared to the prior year's corresponding period. The decrease in depreciation and amortization expense was primarily due to the elimination of amortization expense on goodwill of approximately $7.6 million and the reduction of amortization expense on contract rights of approximately $7.2 million as a result of the application of Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This decrease was offset slightly by depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

     As a result of the issuance of SFAS No. 142, Goodwill and Other Intangible Assets, in June 2001, effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with such Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and other intangible assets as of April 1, 2002. In connection with SFAS No. 142, the Company also reassessed the useful lives of contract rights and has determined that such contract rights should be amortized using accelerated methods over periods ranging from 30 to 35 years. This change took effect beginning with the quarter ended June 30, 2002 and is expected to result in an increase in operating income of approximately $12.3 million for the year ended March 31, 2003.

     Operating income margins were approximately 11.1% for the three-month period ended September 30, 2002, as compared to approximately 7.4% for the prior year's corresponding period. Operating income margins were approximately 11.3% for the six-month period ended September 30, 2002, as compared to approximately 7.0% for the prior year's corresponding period. The increase in operating income margin was primarily due to the decrease in amortization expenses in the current periods.

     Interest expense, net, decreased by approximately 14% for the three-month period ended September 30, 2002, as compared to the prior year's corresponding period. Interest expense, net, decreased by approximately 15% for the six-month period ended September 30, 2002, as compared to the prior year's corresponding period. On January 25, 2002, the Company issued $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a $355 million senior

                      COINMACH CORPORATION AND SUBSIDIARIES


secured credit facility (the "Senior Credit Facility"). The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Credit Facility as well as a decrease in interest rates payable under such facility resulting from a market decline in interest rates. This decrease was partially offset by an increase in interest expense as the result of (i) increased indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of 11 3/4% Senior Notes due 2005, and (ii) an increase in amortization of deferred financing costs relating to the issuance of the 9% Senior Notes and entering into the Senior Credit Facility.

     The provision for income taxes for the six-month period ended September 30, 2002 was approximately $0.6 million as compared to a benefit for income taxes of approximately $3.1 million for the prior year's corresponding period. The change for the six-month period is due to the corresponding decrease in pretax loss from approximately $15.4 million for the six-month period ended September 30, 2001 to a pretax income of approximately $1.5 million for the six-month period ended September 30, 2002. The effective tax rate for the six-month period ended September 30, 2002 was 40% as compared to 20% for the prior year's corresponding period. This increase in the effective tax rate was due to the elimination of certain non-deductible expenses, primarily goodwill amortization, as a result of the adoption of SFAS 142.

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

     The following table sets forth the Company's EBITDA for the periods indicated (in millions of dollars):


                                Three months ended September 30,                Six months ended September 30,
                            -----------------------------------------      -----------------------------------------
                               2002            2001           Change          2002            2001          Change
                            ----------     ----------      ----------      ----------     -----------     ----------
Route                       $    39.6       $    41.4      $    (1.8)     $    80.5       $    83.8      $    (3.3)
Distribution                      0.3             -              0.3            0.6             0.1            0.5
Rental                            2.7             2.0            0.7            5.3             3.9            1.4
G&A                              (2.0)           (2.1)           0.1           (4.1)           (4.2)           0.1
                            ----------     ----------      ----------      ----------     -----------     ----------
                            $    40.6       $    41.3      $    (0.7)     $    82.3       $    83.6      $    (1.3)
                            ==========     ==========      ==========      ==========     ===========     ==========

     EBITDA was approximately $40.6 million for the three months ended September 30, 2002, as compared to approximately $41.3 million for the three months ended September 30, 2001. EBITDA margins declined to approximately 30.8% for the three months ended September 30, 2002, as compared to approximately 31.5% for the prior year's corresponding period. This decrease was primarily the result of

                      COINMACH CORPORATION AND SUBSIDIARIES


increased operating expenses in the distribution and rental businesses and decreased revenues in the route business, as discussed above.


     EBITDA was approximately $82.3 million for the six months ended September 30, 2002, as compared to approximately $83.6 million for the for the prior year's corresponding period. EBITDA margins declined to approximately 30.7% for the six months ended September 30, 2002, as compared to approximately 31.3% for the prior year's corresponding period. This decrease was primarily the result of increased operating expenses in the distribution and rental businesses and decreased revenues in the route business, as discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company continues to have substantial indebtedness and debt service requirements. At September 30, 2002, the Company had outstanding debt of approximately $733.2 million, which included $450 million of the 9% Senior Notes and $276.3 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $51.3 million as of September 30, 2002.

     The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of September 30, 2002 consisted of cash and cash equivalents of $30.2 million and available borrowings under its Senior Credit Facility of approximately $74.3 million.

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

     The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $30 million and $246.3 million as of September 30, 2002, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of September 30, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

     The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make (i) quarterly amortization payments under the Senior Credit Facility

                      COINMACH CORPORATION AND SUBSIDIARIES


commencing on March 31, 2003 with respect to the $30 million term loan and semi-annual amortization payments which commenced on June 30, 2002 with respect to the $250 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, which commenced on August 1, 2002.

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

     Capital expenditures for the three-month period ended September 30, 2002 were approximately $22.7 million (excluding approximately $1.0 million relating to capital lease obligations). Capital expenditures for the six-month period ended September 30, 2002 were approximately $46.3 million (excluding approximately $2.0 million relating to capital lease obligations). The primary components of the Company's capital expenditures are (i) machine expenditures,
(ii) advance location payments, and (iii) laundry room improvements. The Company's installed base of machines for the route business increased by approximately 2,500 machines for the six-month period ended September 30, 2002. The growth in the rental business machine base was approximately 19,000 for the six-month period ended September 30, 2002. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The  following  table  sets  forth  the  Company's   capital   expenditures
(excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):


                                Three months ended September 30,                Six months ended September 30,
                            -----------------------------------------      -----------------------------------------
                               2002            2001           Change          2002            2001          Change
                            ----------     ----------      ----------      ----------     -----------     ----------
Route                       $    19.8      $    17.6       $   (2.2)       $  40.1        $  35.7         $ (4.4)
Distribution                      -              -              -              -              -              -
Rental                            2.9            2.8           (0.1)           6.2            4.6           (1.6)
                            ----------     ----------      ----------      ----------     -----------     ----------
                            $    22.7      $    20.4       $   (2.3)       $  46.3        $  40.3         $ (6.0)
                            ==========     ==========      ==========      ==========     ===========     ==========


                      COINMACH CORPORATION AND SUBSIDIARIES

     The Company's future contractual obligations related to long-term debt, capital leases and operating leases at September 30, 2002 were as follows (in millions of dollars):

                                                                 Payments Due by Period
                                   ----------------------------------------------------------------------------------
                                                      Less than
Contractual Obligations                 Total           1 Year         1-3 Years        4-5 Years      After 5 Years
-----------------------            ---------------  --------------  ---------------  ---------------  ---------------
Long-term debt                         $ 726.3          $   3.8          $ 24.4          $ 15.0          $  683.1
Capital leases                             7.0              2.8             4.2             -                 -
Operating leases                          31.6              7.5            15.7             2.8               5.6
   Total                           ---------------  --------------  ---------------  ---------------  ---------------
                                       $ 764.9          $  14.1          $ 44.3          $ 17.8          $  688.7
                                   ===============  ==============  ===============  ===============  ===============

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

     An inability of the Company to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the Senior Credit Facility could result in an acceleration of all amounts outstanding thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility, or the indenture governing the 9% Senior Notes.

     Management expects the Company's principal uses of cash for the next several years will be interest payments on the 9% Senior Notes and under the Senior Credit Facility, capital expenditures related to acquisitions, renewal, growth and working capital requirements. Management believes that cash from operations will be sufficient to meet the Company's expected debt service requirements, planned capital expenditures, and operating needs.

Certain Accounting Treatment
----------------------------

     The Company's depreciation and amortization expense, which aggregated approximately $51.9 million for the six months ended September 30, 2002, reduces the Company's net income, but not its cash flow from operations. In accordance with GAAP, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

                      COINMACH CORPORATION AND SUBSIDIARIES


Recently Issued Accounting Pronouncements
-----------------------------------------

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

Inflation and Seasonality
-------------------------

     In general, the Company's operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by the Company in future periods. Management believes such effects will not be material to the Company. The Company's business generally is not seasonal.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of September 30, 2002, the Company had approximately $126.3 million outstanding relating to its variable rate debt portfolio.

                      COINMACH CORPORATION AND SUBSIDIARIES


     The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $2.5 million, assuming the amount outstanding was $126.3 million, the balance as of September 30, 2002. Historically, the Company has utilized interest rate swap agreements to manage its exposure to certain market rate risks.

     As of September 30, 2002, the Company had $150 million in aggregate notional amount of interest rate swap agreements to manage its variable rate debt liabilities consisting of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006,
(ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006.

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

ITEM 4.  Controls and Procedures.

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this report, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company on a timely basis. In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

     Pursuant to a registration rights agreement entered into in connection with the issuance of the 9% Senior Notes, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission under which the Company offered to register 9% senior notes (otherwise identical in all respects to its 9% Senior Notes) in exchange for its 9% Senior Notes (the "Exchange Offer"). In the Exchange Offer, which expired at 5:00 p.m., New York City time, on August 14, 2002, all the 9% Senior Notes were exchanged for registered notes.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from
                           Exhibit 3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

                  3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

                  99.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         A Report on Form 8-K dated August 8, 2002 was filed on August 8, 2002.

                                      -27

                      COINMACH CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COINMACH CORPORATION


Date:  November 4, 2002            /s/ Robert M. Doyle
                                   ---------------------------------
                                   Robert M. Doyle
                                   Senior Vice President and Chief
                                     Financial Officer
                                   (On behalf of registrant and as Principal
                                     Financial Officer)

                      COINMACH CORPORATION AND SUBSIDIARIES


                                  CERTIFICATION

I, Stephen R. Kerrigan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Coinmach
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

                                           /s/ Stephen R. Kerrigan
                                           --------------------------
                                           Stephen R. Kerrigan
                                           Chairman of the Board and
                                           Chief Executive Officer

                      COINMACH CORPORATION AND SUBSIDIARIES


                                  CERTIFICATION

I, Robert M. Doyle, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Coinmach
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

                                       /s/ Robert M. Doyle
                                       -----------------------------------
                                       Robert M. Doyle
                                       Chief Financial Officer

                                                                    EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Each of the undersigned certifies that the Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q for the period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Coinmach Corporation.



/s/ Stephen R. Kerrigan                      /s/ Robert M. Doyle
--------------------------------------       -----------------------------------
Stephen R. Kerrigan                          Robert M. Doyle
Chief Executive Officer                      Chief Financial Officer
Coinmach Corporation                         Coinmach Corporation