Form 10-Q
period 2002-12-31
COINMACH CORP
filed 2003-02-14
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _______________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ]   No [X]

As of the close of business on February 14, 2003, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share, all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

FINANCIAL INFORMATION                                                   PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 2002
         (Unaudited) and March 31, 2002                                     3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Nine Months Ended December 31, 2002 and 2001      4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended December 31, 2002 and 2001                       5

         Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        28

Item 4.  Controls and Procedures                                           28


PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings                                                 29

Item 2.  Changes in Securities and Use of Proceeds                         29

Item 3.  Defaults Upon Senior Securities                                   29

Item 4.  Submission of Matters to a Vote of Security Holders               29

Item 5.  Other Information                                                 29

Item 6.  Exhibits and Reports on Form 8-K                                  29


Signature Page                                                             30

Certification by Chief Executive Officer                                   31

Certification by Chief Financial Officer                                   32

                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     December 31, 2002   March 31, 2002(1)
                                                     -----------------   --------------
                                                        (Unaudited)

ASSETS:

Cash and cash equivalents                                $  32,719         $  27,820
Receivables, net                                            11,574            11,883
Inventories                                                 14,600            13,109
Prepaid expenses                                             7,325             7,166
Advance location payments                                   71,227            69,257
Land, property and equipment, net of accumulated
   depreciation of $166,353 and $116,361                   287,863           284,413
Contract rights, net of accumulated amortization
   of $69,375 and $58,768                                  338,591           348,462
Goodwill                                                   205,128           204,284
Other assets                                                20,968            22,927
                                                         ----------        ----------
Total assets                                             $ 989,995         $ 989,321
                                                         ==========        ==========


LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                    $  32,389         $  31,775
Accrued rental payments                                     30,870            28,576
Accrued interest                                            18,171             7,540
Interest rate swap liability                                 2,485                --
Deferred income taxes                                       82,522            81,850
9% Senior Notes due 2010                                   450,000           450,000
Credit facility indebtedness                               261,250           280,000
Other long-term debt                                         7,254             7,305

Due to parent                                               51,083            51,852

Stockholder's equity:
   Common stock and capital in excess of par value         120,065           117,391
Accumulated other comprehensive loss, net of tax            (1,491)               --
   Accumulated deficit                                     (64,603)          (66,968)
                                                         ----------        ----------
Total stockholder's equity                                  53,971            50,423
                                                         ----------        ----------
Total liabilities and stockholder's equity               $ 989,995         $ 989,321
                                                         ==========        ==========

See accompanying notes.


------
(1)  The March 31, 2002 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                 Three Months Ended         Nine Months Ended
                                            --------------------------  --------------------------
                                            December 31,  December 31,  December 31,  December 31,
                                                2002         2001          2002           2001
                                            ------------  ------------  ------------  ------------
REVENUES                                     $ 134,923     $ 135,836     $ 403,088     $ 402,946

COSTS AND EXPENSES:

      Operating                                 91,638        91,910       273,442       271,203

      General and administrative                 2,228         2,339         6,296         6,546

      Depreciation and amortization             25,982        31,584        77,850        96,549

      Nonrecurring items, net                   (2,507)           --        (2,507)           --
                                             ----------    ----------    ----------    ----------
                                               117,341       125,833       355,081       374,298
                                             ----------    ----------    ----------    ----------
OPERATING INCOME                                17,582        10,003        48,007        28,648

INTEREST EXPENSE, NET                           14,717        16,545        43,665        50,562
                                             ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                2,865        (6,542)        4,342       (21,914)

PROVISION (BENEFIT) FOR INCOME TAXES             1,385        (1,260)        1,977        (4,400)
                                             ----------    ----------    ----------    ----------
NET INCOME (LOSS)                            $   1,480     $  (5,282)    $   2,365     $ (17,514)
                                             ==========    ==========    ==========    ==========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                 Nine Months Ended
                                                                             --------------------------
                                                                             December 31,  December 31,
                                                                                 2002          2001
                                                                             ------------  ------------

OPERATING ACTIVITIES:
         Net income (loss)                                                      $  2,365    $(17,514)
            Adjustments to reconcile net income (loss) to net cash
               provided by operating activities:
                  Depreciation and amortization                                   50,201      45,597
                  Amortization of advance location payments                       16,439      17,816
                  Amortization of intangibles                                     11,210      33,136
                  Gain on sale of investment and equipment                        (3,525)       (104)
                  Deferred income taxes                                            1,666      (4,400)
                  Amortization of debt discount and deferred issue
                     costs                                                         1,829       1,433
                  Amortization of premium on 11 3/4% Senior Notes                     --        (926)
         Change in operating assets and liabilities:
            Other assets                                                            (414)        161
            Receivables, net                                                         309        (699)
            Inventories and prepaid expenses                                      (1,475)      1,072
            Accounts payable and accrued expenses, net                               189      (3,400)
            Accrued interest                                                      10,631      (8,600)
                                                                                ---------   ---------
         Net cash provided by operating activities                                89,425      63,572
                                                                                ---------   ---------
INVESTING ACTIVITIES:
         Additions to property and equipment                                     (51,127)    (49,225)
         Advance location payments to location owners                            (16,290)    (12,218)
         Acquisition of assets                                                    (1,841)     (2,684)
         Proceeds from sale of investment                                          6,585          --
         Proceeds from sale of property and equipment                                727       1,141
                                                                                ---------   ---------
         Net cash used in investing activities                                   (61,946)    (62,986)
                                                                                ---------   ---------
FINANCING ACTIVITIES:
         Proceeds from credit facility                                             6,000      37,700
         Repayments to credit facility                                           (24,750)    (33,114)
         Net repayments to parent                                                   (769)       (981)
         Repayments of bank and other borrowings                                     (12)       (139)
         Principal payments on capitalized lease obligations                      (3,049)     (2,778)
                                                                                ---------   ---------
         Net cash (used in) provided by financing activities                     (22,580)        688
                                                                                ---------   ---------
         Net increase in cash and cash equivalents                                 4,899       1,274

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    27,820      25,859
                                                                                ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 32,719    $ 27,133
                                                                                =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                          $ 31,301    $ 58,679
                                                                                =========   =========

         Income taxes paid                                                      $    349    $    505
                                                                                =========   =========

NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                     $  3,010    $  4,499
                                                                                =========   =========

                      COINMACH CORPORATION AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         Coinmach Corporation, a Delaware corporation (the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from washers and dryers (hereinafter referred to as "laundry machines" or "machines") and operating retail laundromats. At December 31, 2002, the Company owned and operated approximately 855,000 laundry machines in approximately 80,000 locations throughout North America and in 163 retail laundromats located throughout Texas and Arizona. The Company provides laundromat services at all such retail locations.

         On November 29, 2002, as permitted by the indenture governing the 9% Senior Notes (as defined in Note 3 below) and the Senior Credit Facility (as defined in Note 3 below), all of the assets of the Appliance Warehouse division of the Company were transferred to Appliance Warehouse of America, Inc. ("AWA"), a newly formed wholly-owned subsidiary of the Company. AWA leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

         Super Laundry Equipment Corp. ("Super Laundry"), also a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. In addition, Super Laundry, commencing in 2002 and through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


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

         Had the Company adopted the non amortization provisions of SFAS No. 142 and reassessed the useful economic life of contract rights on April 1, 2001, the adjusted net loss for the nine months ended December 31, 2001 would have been approximately $9.7 million.

                      COINMACH CORPORATION AND SUBSIDIARIES


         Management evaluates the realizability of goodwill and contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of goodwill or contract rights has occurred.


3.       DEBT

         On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a $355 million senior secured credit facility (the "Senior Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The revolving credit portion of the Senior Credit Facility includes up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The Senior Credit Facility is secured by substantially all of the Company's assets and is guaranteed by the Company's domestic subsidiaries. In addition, CLC and the Company pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. At December 31, 2002, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) $261.3 million of term loans with interest rates ranging from 4.13% to 4.88%. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of December 31, 2002, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of December 31, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At December 31, 2002, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Credit Facility.

         On April 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES to account for derivative instruments. These statements established accounting and reporting standards for derivative instruments and for hedging activities. In accordance with SFAS No. 133, all derivative instruments are recognized in the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a hedge of future cash flows, the effective portion of the derivative's gain or loss is initially reported as a component of "Other Comprehensive Income" and subsequently reclassified into "Earnings" along with the related effects of the hedged item. The ineffective portion of the gain or loss is reported in "Earnings" immediately.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements, each for $50 million, that effectively converts a portion of its floating-rate term

                      COINMACH CORPORATION AND SUBSIDIARIES


loans pursuant to the Senior Credit Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. At December 31, 2002, $150 million of the Company's term loans existing under the Senior Credit Facility was designated as hedged items. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the Unaudited Condensed Consolidated Balance Sheet at December 31, 2002 of approximately $1.5 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges under SFAS No. 133.


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


5.       APPLIANCE WAREHOUSE SPIN-OFF

         On November 29, 2002 (the "Transfer Date"), all of the assets of the Appliance Warehouse division of the Company were transferred to AWA. The value of the assets transferred as determined by an independent appraiser was $34.7 million as of the Transfer Date. In exchange for the transfer of such assets, AWA issued to the Company on the Transfer Date (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value
$0.01 per share (the "Preferred Stock"), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share. The Preferred Stock is not redeemable and is vested with all of the voting rights of AWA. Dividends on the Preferred Stock accrue quarterly at a rate of 11% per annum and are payable in cash, in kind in the form of additional shares of Preferred Stock, or a combination thereof, at the option of AWA.

         The Company intends to effect a spin-off of AWA before March 31, 2003 (the "Spin-off"), as permitted by the indenture governing the 9% Senior Notes and the Senior Credit Facility. Upon consummation of the Spin-off, AWA will continue to be a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Credit Facility.


6.       GUARANTOR SUBSIDIARIES

         The Company's domestic subsidiaries have guaranteed the Company's 9% Senior Notes and Senior Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the

                      COINMACH CORPORATION AND SUBSIDIARIES


Company and the guarantees issued by them are full and unconditional. The condensed consolidating balance sheet as of December 31, 2002, the condensed consolidating statements of operations for the three and nine months ended December 31, 2002, and the condensed consolidating statement of cash flows for the nine months ended December 31, 2002 include AWA as a Guarantor Subsidiary, however, any prior corresponding period does not include AWA as a Guarantor Subsidiary. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows:


CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands of dollars)

                                                                          DECEMBER 31, 2002
                                                    ------------------------------------------------------------
                                                    COINMACH AND
                                                    NON-GUARANTOR    GUARANTOR
                                                    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    -------------   ------------    ------------    ------------

ASSETS
Cash, receivables, inventory and prepaid expenses   $    47,303    $    18,915     $        --     $    66,218
Advance location payments                                71,098            129              --          71,227
Land, property and equipment, net                       256,878         30,985              --         287,863
Intangible assets, net                                  535,514          8,205              --         543,719
Intercompany loans and advances                          18,501             --         (18,501)             --
Investment in subsidiaries                               (3,295)        (7,326)         10,621              --
Investment in preferred stock                            14,741             --         (14,741)             --
Other assets                                             39,643          1,062         (19,737)         20,968
                                                    ------------   ------------    ------------    ------------
Total assets                                        $   980,383    $    51,970     $   (42,358)    $   989,995
                                                    ============   ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses               $    74,940    $     8,985     $       (10)    $    83,915
Deferred income taxes                                    82,285            289             (52)         82,522
Debt                                                    718,025         20,216         (19,737)        718,504
Due to parent                                            51,083             --              --          51,083

Preferred stock and dividends payable                        --         14,741         (14,741)             --

Total stockholder's equity                               54,050          7,739          (7,818)         53,971
                                                    ------------   ------------    ------------    ------------

Total liabilities and stockholder's equity          $   980,383    $    51,970     $   (42,358)    $   989,995
                                                    ===========    ===========     ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES

                                                                               MARCH 31, 2002
                                                        ------------------------------------------------------------
                                                         COINMACH AND
                                                        NON-GUARANTOR     GUARANTOR
                                                         SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        -------------   ------------    ------------    ------------

ASSETS
Cash, receivables, inventory and prepaid expenses       $    44,666     $    15,312    $         -     $    59,978
Advance location payments                                    69,257               -              -          69,257
Land, property and equipment, net                           283,268           1,145              -         284,413
Intangible assets, net                                      550,744           2,002              -         552,746
Investment in subsidiaries                                   11,858          (1,291)       (10,567)              -
Other assets                                                 22,132             795              -          22,927
                                                        ------------    ------------   ------------    ------------
Total assets                                            $   981,925     $    17,963    $   (10,567)    $   989,321
                                                        ============    ============   ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                   $    60,308     $     7,583    $         -     $    67,891
Deferred income taxes                                        82,037            (187)             -          81,850
Debt                                                        737,305               -              -         737,305
Due to parent                                                51,852               -              -          51,852

Total stockholder's equity                                   50,423          10,567        (10,567)         50,423
                                                        ------------    ------------   ------------    ------------

Total liabilities and stockholder's equity              $   981,925     $    17,963    $   (10,567)    $   989,321
                                                        ============    ===========    ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (in thousands of dollars)

                                               NINE MONTHS ENDED DECEMBER 31, 2002
                                   ---------------------------------------------------------
                                   COINMACH AND
                                   NON-GUARANTOR    GUARANTOR
                                   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                   ------------    ------------   ------------  ------------

Revenues                             $ 354,656      $  48,432     $      --      $ 403,088
Costs and expenses, net                309,303         45,778            --        355,081
                                     ----------     ----------    ----------     ----------
Operating income                        45,353          2,654            --         48,007

Interest expense, net                   41,763          1,902            --         43,665
                                     ----------     ----------    ----------     ----------
                                         3,590            752            --          4,342
Income taxes                             1,696            343           (62)         1,977
                                     ----------     ----------    ----------      ---------
                                         1,894            409            62          2,365

Equity in income of subsidiaries           409             --          (409)            --
                                     ----------     ----------    ----------      ---------
Net income before preferred
  stock dividends                        2,303            409          (347)         2,365
Preferred stock dividends                 (141)            --           141             --
                                     ----------     ----------    ----------     ----------
Net income                           $   2,444      $     409     $    (488)     $   2,365
                                     ==========     ==========    ==========     ==========


                                             NINE MONTHS ENDED DECEMBER 31, 2001
                                  ---------------------------------------------------------
                                  COINMACH AND
                                  NON-GUARANTOR   GUARANTOR
                                  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ------------   ------------   ------------   ------------
Revenues                           $ 375,914      $  27,032      $      --      $ 402,946
Costs and expenses                   347,004         27,294             --        374,298
                                   ----------     ----------     ----------     ----------
Operating income (loss)               28,910           (262)            --         28,648

Interest expense                      50,050            512             --         50,562
                                   ----------     ----------     ----------     ----------
                                     (21,140)          (774)            --        (21,914)
Income taxes                          (4,245)          (155)            --         (4,400)
                                   ----------     ----------     ----------     ----------
                                     (16,895)          (619)            --        (17,514)

Equity in loss of subsidiaries          (619)            --            619             --
                                   ----------     ----------     ----------     ----------
Net loss                           $ (17,514)     $    (619)     $     619      $ (17,514)
                                   ==========     ==========     ==========     ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


                                             THREE MONTHS ENDED DECEMBER 31, 2002
                                  ---------------------------------------------------------
                                  COINMACH AND
                                  NON-GUARANTOR    GUARANTOR
                                  SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                  ------------    ------------   ------------  ------------
Revenues                           $ 119,926      $  14,997      $      --      $ 134,923
Costs and expenses, net              103,076         14,265             --        117,341
                                   ----------     ----------     ----------     ----------
Operating income                      16,850            732             --         17,582

Interest expense, net                 13,992            725             --         14,717
                                   ----------     ----------     ----------     ----------
                                       2,858              7             --          2,865
Income taxes                           1,444              3            (62)         1,385
                                   ----------     ----------     ----------     ----------
                                       1,414              4             62          1,480
Equity in loss of subsidiaries          (138)            --            138             --
                                   ----------     ----------     ----------     ----------
Net income (loss) before
  preferred stock dividend             1,276              4            200          1,480
Preferred stock dividend                (141)            --            141             --
                                   ----------     ----------     ----------     ----------
Net income (loss)                  $   1,417      $       4      $      59      $   1,480
                                   ==========     ==========     ==========     ==========


                                              THREE MONTHS ENDED DECEMBER 31, 2001
                                  ---------------------------------------------------------
                                  COINMACH AND
                                  NON-GUARANTOR   GUARANTOR
                                  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  ------------   ------------   ------------   ------------
Revenues                           $ 126,326      $   9,510      $      --      $ 135,836
Costs and expenses                   116,436          9,397             --        125,833
                                   ----------     ----------     ----------     ----------
Operating income                       9,890            113             --         10,003

Interest expense                      16,374            171             --         16,545
                                   ----------     ----------     ----------     ----------
                                      (6,484)           (58)            --         (6,542)
Income taxes                          (1,252)            (8)            --         (1,260)
                                   ----------     ----------     ----------     ----------
                                      (5,232)           (50)            --         (5,282)

Equity in loss of subsidiaries           (50)            --             50             --
                                   ----------     ----------     ----------     ----------
Net income (loss)                  $  (5,282)     $     (50)     $      50      $  (5,282)
                                   ==========     ==========     ==========     ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in thousands of dollars)


                                                               NINE MONTHS ENDED DECEMBER 31, 2002
                                                 --------------------------------------------------------
                                                 COINMACH AND
                                                 NON-GUARANTOR    GUARANTOR
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 -------------  ------------   ------------  ------------
OPERATING ACTIVITIES
Net income                                         $  2,444      $    409        $   (488)     $  2,365
Noncash adjustments                                  71,398         6,422              --        77,820
Change in operating assets and liabilities           12,893        (3,653)             --         9,240
                                                   ---------     ---------       ---------     ---------
   Net cash provided by operating activities         86,735         3,178            (488)       89,425
                                                   ---------     ---------       ---------     ---------

INVESTING ACTIVITIES
Investments in and advances to subsidiaries            (488)           --             488            --
Capital expenditures                                (59,967)       (7,450)             --       (67,417)
Acquisition of assets                                (1,641)         (200)             --        (1,841)
Sale of investment                                    6,585            --              --         6,585
Sale of property and equipment                           --           727              --           727
                                                   ---------     ---------       ---------     ---------
   Net cash used in investing activities            (55,511)       (6,923)            488       (61,946)
                                                   ---------     ---------       ---------     ---------

FINANCING ACTIVITIES
Proceeds from debt                                    6,000            --              --         6,000
Repayment of debt                                   (24,750)           --              --       (24,750)
Other financing items                                (8,146)        4,316              --        (3,830)
                                                   ---------     ---------       ---------     ---------
   Net cash (used in) provided by financing
      activities                                    (26,896)        4,316              --       (22,580)
                                                   ---------     ---------       ---------     ---------

Net increase in cash and cash equivalents             4,328           571              --         4,899
Cash and cash equivalents, beginning of period       27,703           117              --        27,820
                                                   ---------     ---------       ---------     ---------
Cash and cash equivalents, end of period           $ 32,031      $    688        $     --      $ 32,719
                                                   =========     =========       =========     =========

                      COINMACH CORPORATION AND SUBSIDIARIES


                                                               NINE MONTHS ENDED DECEMBER 31, 2001
                                                  -------------------------------------------------------
                                                  COINMACH AND
                                                  NON-GUARANTOR  GUARANTOR
                                                  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  ------------- ------------  ------------  ------------
OPERATING ACTIVITIES
Net loss                                           $(17,514)     $   (619)     $    619      $(17,514)
Noncash adjustments                                  92,138           414            --        92,552
Change in operating assets and liabilities           (8,888)       (2,578)           --       (11,466)
                                                   ---------     ---------     ---------     ---------
   Net cash provided by (used in) operating
      activities                                     65,736        (2,783)          619        63,572
                                                   ---------     ---------     ---------     ---------

INVESTING ACTIVITIES
Investments in and advances to subsidiaries             619            --          (619)           --
Capital expenditures                                (61,398)          (45)           --       (61,443)
Acquisition of assets                                (2,684)           --            --        (2,684)
Sale of property and equipment                        1,141            --            --         1,141
                                                   ---------     ---------     ---------     ---------
   Net cash used in investing activities            (62,322)          (45)         (619)      (62,986)
                                                   ---------     ---------     ---------     ---------

FINANCING ACTIVITIES
Proceeds from debt                                   37,323           377            --        37,700
Repayment of debt                                   (32,783)         (331)           --       (33,114)
Other financing items                                (6,917)        3,019            --        (3,898)
                                                   ---------     ---------     ---------     ---------
   Net cash (used in) provided by financing
      activities                                     (2,377)        3,065            --           688
                                                   ---------     ---------     ---------     ---------

Net increase in cash and cash equivalents             1,037           237            --         1,274
Cash and cash equivalents, beginning of period       25,418           441            --        25,859
                                                   ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period           $ 26,455      $    678      $     --      $ 27,133
                                                   =========     =========     =========     =========


7.       SEGMENT INFORMATION

         The Company reports segment information only for its route business, its only reportable segment, and provides information for its non-reportable segments as "All other." The route business, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The "All other" segment includes the aggregation of the Company's equipment distribution and rental businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities, through the Company's wholly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts and selling

                      COINMACH CORPORATION AND SUBSIDIARIES



service contracts through the Company's wholly-owned subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings before nonrecurring items, interest, taxes, depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

         The table below presents information about the Company's segments (in thousands of dollars):

                                     THREE MONTHS ENDED DECEMBER 31,     NINE MONTHS ENDED DECEMBER 31,
                                     -------------------------------     ------------------------------
                                          2002             2001                2002           2001
                                       ----------       ----------         -----------     ----------
Revenue:
   Route                               $  119,926       $ 120,581          $  354,656      $  359,408
   All other:
      Distribution                          7,551           9,510              27,244          27,032
      Rental                                7,446           5,745              21,188          16,506
                                       -----------      ----------         -----------     -----------
         Subtotal All other                14,997          15,255              48,432          43,538
                                       -----------      ----------         -----------     -----------
   Total                               $  134,923       $ 135,836          $  403,088      $  402,946
                                       ===========      ==========         ===========     ===========

EBITDA:
   Route                               $   40,441       $  41,154          $  120,924      $  125,011
   All other                                2,844           2,772               8,722           6,732
Reconciling items:
   Corporate expenses                      (2,228)         (2,339)             (6,296)         (6,546)
                                       -----------      ----------         -----------     -----------
   Total                               $   41,057       $  41,587          $  123,350      $  125,197
                                       ===========      ==========         ===========     ===========

Income before taxes:
   Route                               $   16,637       $  15,399          $   49,607      $   45,924
   All other                                1,087           1,117               3,452           1,790
                                       -----------      ----------         -----------     -----------
      Subtotal                             17,724          16,516              53,059          47,714
Reconciling items:
   Corporate expenses                      (2,228)         (2,339)             (6,296)         (6,546)
   Amortization of goodwill and
      depreciation                           (421)         (4,174)             (1,263)        (12,520)
   Nonrecurring items, net                  2,507               -               2,507               -
   Interest expense                       (14,717)        (16,545)            (43,665)        (50,562)
                                       -----------      ----------         -----------     -----------
      Income (loss) before taxes       $    2,865       $  (6,542)         $    4,342      $  (21,914)
                                       ===========      ==========         ===========     ===========



8.       NONRECURRING ITEMS

         In October 2002, CLC contributed its ownership interest in Residential Data, Inc. ("RDI"), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI, pursuant to an agreement and plan of merger between RDI and unrelated third parties, for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale resulting in a gain of approximately $3.3 million.

                      COINMACH CORPORATION AND SUBSIDIARIES


         Offsetting this gain was approximately $0.8 million of various nonrecurring expenses related to (i) professional fees incurred in connection with the transfer of the Appliance Warehouse division to AWA and the intended Spin-off, (ii) certain organizational costs related to the formation of ALFC and
(iii) certain expenses associated with the consolidation of certain offices of the Super Laundry business.


9.       INCOME TAXES

         The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         December 31, 2002       March 31, 2002
                                                         -----------------       --------------
  Deferred tax liabilities:
      Accelerated tax depreciation and contract rights      $ 110,303               $ 110,864
      Other, net                                                  250                     925
                                                            ---------               ---------
                                                              110,553                 111,789
                                                            ---------               ---------
  Deferred tax assets:
      Net operating loss carryforwards                         26,778                  28,906
      Covenant not to compete                                   1,253                   1,033
                                                            ---------               ---------
                                                               28,031                  29,939
                                                            ---------               ---------
  Net deferred tax liability                                $  82,522               $  81,850
                                                            =========               =========

         The net operating loss carryforwards of approximately $65.6 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2003 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.


         The provision (benefit) for income taxes consists of (in thousands):

                Three Months ended December 31,   Nine Months ended December 31,
                -------------------------------   ------------------------------
                      2002           2001             2002           2001
                    -------        --------         -------        --------

Federal             $   887        $  (982)         $ 1,349        $(3,430)
State                   498           (278)             628           (970)
                    -------        --------         -------        --------
                    $ 1,385        $(1,260)         $ 1,977        $(4,400)
                    =======        ========         =======        ========


         The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                                          Three Months ended       Nine Months ended
                                                              December 31,            December 31,
                                                        ----------------------    --------------------
                                                         2002          2001        2002        2001
                                                        ------        ------      ------      ------
Expected tax provision (benefit)                        $ 1,003       $(2,400)    $ 1,520     $(7,780)
State tax provision (benefit), net of federal taxes         324          (172)        408        (557)
Permanent book/tax differences                               58         1,312          49       3,937
                                                        -------       --------    -------     --------
Tax provision (benefit)                                 $ 1,385       $(1,260)    $ 1,977     $(4,400)
                                                        =======       ========    =======     ========

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

         In addition to its route business, the Company operates an equipment distribution business through Super Laundry Equipment Corporation ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of

                      COINMACH CORPORATION AND SUBSIDIARIES


commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, commencing in 2002 and through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

         The Company also operates an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), also a wholly-owned subsidiary of the Company. AWA leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

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

         The  Company  is  required  to  estimate  the   collectibility  of  its
receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at December 31, 2002 was approximately $1.3 million.

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

         COMPARISON OF THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

         The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

                Three Months ended December 31,   Nine Months ended December 31,
                -------------------------------   ------------------------------
                  2002      2001     Change          2002      2001    Change
                -------   -------    -------       -------   -------   -------

Route           $ 119.9   $ 120.6    $ (0.7)       $ 354.7   $ 359.4   $ (4.7)
Distribution        7.6       9.5      (1.9)          27.2      27.0      0.2
Rental              7.4       5.7       1.7           21.2      16.5      4.7
                -------   -------    -------       -------   -------   ------
                $ 134.9   $ 135.8    $ (0.9)       $ 403.1   $ 402.9   $  0.2
                =======   =======    =======       =======   =======   ======


         Revenue decreased by approximately $0.9 million or less than 1% for the three-month period ended December 31, 2002, as compared to the prior year's corresponding period. Revenue increased by approximately $0.2 million or less than 1% for the nine-month period ended December 31, 2002, as compared to the prior year's corresponding period.

                  Route revenue for the three months ended December 31, 2002 decreased by approximately $0.7 million or less than 1% over the prior year's corresponding period. Route revenue for the nine months ended December 31, 2002 decreased by approximately $4.7 million or 1% over the prior year's corresponding period. Management believes that the decrease in route revenue for the current periods as compared to the prior year's corresponding periods was primarily the result of increased vacancies related to locations in certain regions. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year.

                  Distribution revenue for the three months ended December 31, 2002 decreased by approximately $1.9 million or 21% from the prior year's corresponding period. Distribution revenue for the nine months ended December 31, 2002 increased by approximately $0.2 million or less than 1% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced fluctuations during such periods.

                  Rental revenue for the three months ended December 31, 2002 increased by approximately $1.7 million or 30% over the prior year's corresponding period. Rental revenue for the nine months ended December 31, 2002 increased by approximately $4.7 million or 28% over the prior year's corresponding period. This increase was primarily

                      COINMACH CORPORATION AND SUBSIDIARIES


         the result of internal growth of the machine base in existing areas of operations and expansion into new territories within the United States.

         Operating expenses for the three-month period ended December 31, 2002 decreased by approximately $0.3 million or less than 1% as compared to the prior year's corresponding period. The decrease in operating expenses for the three-month period was due to a decrease in the cost of sales resulting from reduced sales in the distribution business offset by costs associated with expansion into new markets in the rental business and increased insurance premium costs related to both medical and general business insurance coverage. Operating expenses increased by approximately $2.2 million or less than 1% for the nine-month period ended December 31, 2002, as compared to the prior year's corresponding period. This increase in operating expenses for the nine-month period was due primarily to (i) costs associated with expansion into new markets in the rental business and (ii) increased insurance premium costs related to both medical and general business insurance coverage. As a percentage of revenues, operating expenses were approximately 68% for both the three- and nine-month periods ended December 31, 2002, as compared to approximately 68% for the three-month period and 67% for the nine-month period ended December 31, 2001.

         General and administrative expenses decreased by approximately 5% for the three-month period ended December 31, 2002, as compared to the prior year's corresponding period. General and administrative expenses decreased by approximately 4% for the nine-month period ended December 31, 2002, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.7% for both the three-month period ended December 31, 2002, as well as the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the nine-month period ended December 31, 2002, as well as the prior year's corresponding period.

         Nonrecurring items for the three months ended December 31, 2002 was approximately $2.5 million. In October 2002, CLC contributed its ownership interest valued at approximately $2.7 million in Residential Data, Inc. ("RDI") to the Company. Subsequently, the Company sold its interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties, for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale resulting in a gain of approximately $3.3 million. Offsetting this gain was approximately $0.8 million of various nonrecurring expenses related to (i) professional fees incurred in connection with the transfer of the Appliance Warehouse division to AWA and the intended Spin-off,
(ii) certain organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of the Super Laundry business. There were no nonrecurring items incurred in the prior year's corresponding periods.

         Depreciation and amortization expense decreased by approximately 18% for the three-month period ended December 31, 2002, as compared to the prior year's corresponding period. Depreciation and amortization decreased by approximately 19% for the nine-month period ended December 31, 2002 as compared to the prior year's corresponding period. The decrease in depreciation and amortization expense was primarily due to the elimination of amortization expense on goodwill of approximately $11.4 million and the reduction of amortization expense on contract rights of approximately $9.8 million as a result of the application of Statements of

                      COINMACH CORPORATION AND SUBSIDIARIES


Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This decrease was offset slightly by depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

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

         Operating income margins were approximately 13.0% for the three-month period ended December 31, 2002, as compared to approximately 7.4% for the prior year's corresponding period. Operating income margins were approximately 11.9% for the nine-month period ended December 31, 2002, as compared to approximately 7.1% for the prior year's corresponding period. The increase in operating income margin was primarily due to the decrease in amortization expenses, as well as the gain recognized from the sale of the Company's interest in RDI, in the current periods.

         Interest expense, net, decreased by approximately 11% for the three-month period ended December 31, 2002, as compared to the prior year's corresponding period. Interest expense, net, decreased by approximately 14% for the nine-month period ended December 31, 2002, as compared to the prior year's corresponding period. On January 25, 2002, the Company issued $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a $355 million senior secured credit facility (the "Senior Credit Facility"). The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Credit Facility as well as a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates. This decrease was partially offset by an increase in interest expense as the result of (i) increased indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of 11 3/4% Senior Notes due 2005, and (ii) an increase in amortization of deferred financing costs relating to the issuance of the 9% Senior Notes and entering into the Senior Credit Facility.

         The provision for income taxes for the nine-month period ended December 31, 2002 was approximately $2.0 million as compared to a benefit for income taxes of approximately $4.4 million for the prior year's corresponding period. The change for the nine-month period is due to the corresponding decrease in pretax loss from approximately $21.9 million for the nine-month period ended December 31, 2001 to a pretax income of approximately $4.3 million for the nine-month period ended December 31, 2002. The effective tax rate for the nine-month period ended December 31, 2002 was 46% as compared to 20% for the prior year's corresponding period. This increase in the effective tax rate was due to the elimination of certain non-deductible expenses, primarily goodwill amortization, as a result of the adoption of SFAS 142.

                      COINMACH CORPORATION AND SUBSIDIARIES


         EBITDA represents earnings from continuing operations before deductions for nonrecurring items, interest, income taxes, depreciation and amortization and is used by certain investors as an indication of a company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States ("GAAP")) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         The following table sets forth the Company's EBITDA for the periods indicated (in millions of dollars):

                Three Months ended December 31,   Nine Months ended December 31,
                -------------------------------   ------------------------------
                    2002      2001    Change         2002      2001     Change
                  -------   -------   -------      -------    -------   -------

Route             $ 40.4    $ 41.2    $ (0.8)      $ 120.9    $ 125.0   $ (4.1)
Distribution        (0.2)      0.3      (0.5)          0.4        0.4       --
Rental               3.0       2.4       0.6           8.3        6.4      1.9
G&A                 (2.2)     (2.3)      0.1          (6.3)      (6.6)     0.3
                  -------   -------   -------      --------   --------  -------
                  $ 41.0    $ 41.6    $ (0.6)      $ 123.3    $ 125.2   $ (1.9)
                  ======    ======    =======      ========   ========  =======


         EBITDA was  approximately  $41.0  million  for the three  months  ended
December 31, 2002, as compared to approximately $41.6 million for the three months ended December 31, 2001. EBITDA margins declined to approximately 30.4% for the three months ended December 31, 2002, as compared to approximately 30.6% for the prior year's corresponding period. This decrease was primarily the result of increased insurance premium costs related to both medical and general business insurance coverage, as well as decreased revenues in the route and distribution businesses, as discussed above.

         EBITDA was approximately $123.3 million for the nine months ended December 31, 2002, as compared to approximately $125.2 million for the for the prior year's corresponding period. EBITDA margins declined to approximately 30.6% for the nine months ended December 31, 2002, as compared to approximately 31.1% for the prior year's corresponding period. This decrease was primarily the result of increased insurance premium costs related to both medical and general business insurance coverage, as well as decreased revenues in the route business, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 2002, the Company had outstanding debt of approximately $718.5 million, which included $450 million of the 9% Senior Notes and $261.3 million of borrowings under the Senior Credit Facility. The Company's stockholder's equity was approximately $54.0 million as of December 31, 2002.

                      COINMACH CORPORATION AND SUBSIDIARIES


         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of December 31, 2002 consisted of cash and cash equivalents of $32.7 million and available borrowings under its Senior Credit Facility of approximately $74.3 million.

         The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of December 31, 2002, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of December 31, 2002, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make (i) quarterly amortization payments under the Senior Credit Facility commencing on March 31, 2003 with respect to the $30 million term loan and semi-annual amortization payments which commenced on June 30, 2002 with respect to the $250 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, which commenced on August 1, 2002. In December 2002, the Company made a $15 million voluntary prepayment of amounts owed under the term loans of its Senior Credit Facility.

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

         Capital expenditures for the three-month period ended December 31, 2002 were approximately $21.1 million (excluding approximately $1.0 million relating to capital lease obligations and approximately $1.8 million relating to business acquisitions). Capital expenditures for the nine-month period ended December 31, 2002 were approximately $67.4 million (excluding approximately $3.0 million relating to capital lease obligations and approximately $1.8 million relating to business acquisitions). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and
(iii) laundry room improvements. The Company's installed base of machines for the route business increased by approximately 5,500 machines for the nine-month period ended December 31, 2002. The growth in the rental business machine base was approximately 21,000 for the nine-month period ended December 31, 2002. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

                      COINMACH CORPORATION AND SUBSIDIARIES


         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

                Three Months ended December 31,   Nine Months ended December 31,
                -------------------------------   ------------------------------
                    2002      2001    Change         2002     2001    Change
                  -------   -------   -------       ------   ------   -------

Route             $ 19.9    $ 19.3    $ (0.6)       $ 60.0   $ 55.0   $ (5.0)
Distribution          --        --        --            --       --       --
Rental               1.2       1.8       0.6           7.4      6.4     (1.0)
                  ------    ------    -------       ------   ------   -------
                  $ 21.1    $ 21.1    $   --        $ 67.4   $ 61.4   $ (6.0)
                  ======    ======    =======       ======   ======   =======

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

         On November 29, 2002 (the "Transfer Date"), all of the assets of the Appliance Warehouse division of the Company were transferred to AWA. The value of the assets transferred as determined by an independent appraiser was $34.7 million as of the Transfer Date. In exchange for the transfer of such assets, AWA issued to the Company on the Transfer Date (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value
$0.01 per share (the "Preferred Stock"), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share. The Preferred Stock is not redeemable and is vested with all of the voting rights of AWA. Dividends on the Preferred Stock accrue quarterly at a rate of 11% per annum and are payable in cash, in kind in the form of additional shares of Preferred Stock, or a combination thereof, at the option of AWA.

                      COINMACH CORPORATION AND SUBSIDIARIES


         The Company intends to effect a spin-off of AWA before March 31, 2003 (the "Spin-off"), as permitted by the indenture governing the 9% Senior Notes and the Senior Credit Facility. Upon consummation of the Spin-off, AWA will continue to be a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Credit Facility.

CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $77.9 million for the nine months ended December 31, 2002, reduces the Company's net income, but not its cash flow from operations. In accordance with GAAP, a significant amount of the purchase price related to businesses acquired by the Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

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

                      COINMACH CORPORATION AND SUBSIDIARIES



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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of December 31, 2002, the Company had approximately $111.3 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense would change by approximately $2.2 million, assuming the amount outstanding was $111.3 million, the balance as of December 31, 2002. Historically, the Company has utilized interest rate swap agreements to manage its exposure to certain market rate risks.

         As of December 31, 2002, the Company had $150 million in aggregate notional amount of interest rate swap agreements to manage its variable rate debt liabilities consisting of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006,
(ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company intends to effect a spin-off of AWA before March 31, 2003 (the "Spin-off"), as permitted by the indenture governing the 9% Senior Notes and the Senior Credit Facility. Upon consummation of the Spin-off, AWA will continue to be a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Credit Facility.

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

                             COINMACH CORPORATION

Date: February 14, 2003         /s/ ROBERT M. DOYLE
                             ---------------------------------------------------
                             Robert M. Doyle
                             Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial
                                Officer)

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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February 14, 2003                         /s/ STEPHEN R. KERRIGAN
                                               ---------------------------------
                                               Stephen R. Kerrigan
                                               Chairman of the Board and
                                               Chief Executive Officer

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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  February 14, 2003                     /s/ ROBERT M. DOYLE
                                          --------------------------------------
                                          Robert M. Doyle
                                          Chief Financial Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Each of the undersigned certifies that the Form 10-Q for the period ended December 31, 2002 fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q for the period ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Coinmach Corporation.



/s/ STEPHEN R. KERRIGAN                           /s/ ROBERT M. DOYLE
-------------------------------                   ------------------------------
Stephen R. Kerrigan                               Robert M. Doyle
Chief Executive Officer                           Chief Financial Officer
Coinmach Corporation                              Coinmach Corporation