Form 10-K
period 2003-03-31
COINMACH CORP
filed 2003-06-24
CIK 91693

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2003

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________


                          Commission File Number 0-7694


                              COINMACH CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                            53-0188589
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


  303 SUNNYSIDE BLVD., SUITE 70, PLAINVIEW, NEW YORK             11803
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 349-8555

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).   Yes [ ]   No |X|

         As of June 24, 2003, the registrant had outstanding 100 shares of common stock, par value $.01 per share.

         No market value can be determined for the Company's  common stock.  See
Item 5 of this Form 10-K Report.



================================================================================

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise expressly indicated herein, the descriptions of the Company contained herein are as of March 31, 2003.


DESCRIPTION OF THE BUSINESS

GENERAL

         Coinmach Corporation, a Delaware corporation (the "Company") is the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. For the fiscal year ended March 31, 2003, the Company's route business represented approximately 90% of its total revenues and approximately 95% of its total EBITDA. The existing customer base for the Company's route business is comprised of landlords, property management companies, owners of rental apartment buildings, condominiums and cooperatives, university and institutional housing and other multi-family housing properties. The Company typically sets pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as gas, electricity and water. The Company's size and scale offer significant advantages over its competitors in terms of marketing, operating efficiencies and the quality of service the Company provides its customers.

         The Company has selectively acquired certain related businesses in order to expand and diversify the types of services it provides. Through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary of the Company jointly-owned by the Company and Coinmach Holdings, LLC, a Delaware limited liability company and the Company's ultimate parent ("Holdings"), the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

         Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits retail laundromats and distributes laundromat equipment. In addition, Super Laundry, commencing in September 2002 and through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility. The Company believes that these non-core businesses provide a platform for expansion and diversification of the Company's services.

         The  Company  is  a   wholly-owned   subsidiary  of  Coinmach   Laundry
Corporation, a Delaware corporation ("Coinmach Laundry"), which in turn is a wholly-owned subsidiary of Holdings. Unless otherwise specified herein, references to the Company shall mean Coinmach Corporation and its subsidiaries. See "--Description of Business - Complementary Operations."

         The Company maintains its headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which it conducts operating activities, including sales, service and collections.

         At March, 31, 2003, the Company owned and operated approximately 856,000 washers and dryers in approximately 80,000 locations throughout North America of which (i) approximately 664,000 are located in leased laundry rooms in approximately 70,000 locations, (ii) approximately 11,000 are located in 163 retail laundromats in Texas and Arizona, and (iii) approximately 181,000 are installed with its rental customers through AWA.

BUSINESS AND GROWTH STRATEGY

         The Company's business strategy is to maintain its market leadership position as the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. The Company's growth strategy is to increase its cash flow from operations and profitability through a combination of internal expansion and selective acquisitions designed to achieve economies of scale and increase its operating efficiencies. From time to time, management may also consider other opportunities involving collections-based core businesses to take advantage of potential synergies with the Company's existing sales, service, collections and security infrastructure.

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

     SELECTIVE ACQUISITIONS

         From January 1995 to June 1998, the Company pursued a strategy of rapid growth through acquisitions of local, regional and multi-regional route operators.  As a  result,  the  Company  has  become  the  leading  provider  of outsourced laundry equipment services in North America. As the number of significant acquisition opportunities has diminished over the past several years, due in part to the Company's successful execution of its acquisition strategy, the Company has focused its efforts on selectively acquiring smaller routes within its fragmented industry. The Company believes that there are numerous private, family-owned businesses that often lack the financial resources to compete effectively with larger independent operators such as Coinmach to secure new or existing contracts. Consequently, such independent operators, especially those that are undergoing generational ownership changes, continue to represent potential acquisition opportunities. The Company evaluates potential acquisitions based on the size of the business (in terms of revenues, cash flow and machine base), the geographic concentration of the business, market penetration, service history, customer relations, existing contract terms and potential operating efficiencies and cost savings. There can be no assurance, however, that the Company will be able to consummate any such acquisitions on commercially reasonable terms, if at all.

     DEVELOP COMPLEMENTARY LINES OF BUSINESS

         While the Company intends to focus on increasing its installed machine base, the Company believes that its leading market position and access to over six million housing units provide the Company with additional growth and diversification opportunities within its existing laundry business. These opportunities include the distribution of laundry equipment to the retail coin-operated laundromat segment (through its distribution operations of Super Laundry) and the rental of laundry equipment to various end customers (through its rental operations of AWA). Furthermore, the Company believes that its existing sales, service, collections and security infrastructure could potentially be extended into other collections-based core businesses. The Company regularly explores strategic alliances with other companies in an effort to develop these ancillary revenue streams. There can be no assurance, however, that the Company will be able to take advantage of these opportunities on commercially reasonable terms, if at all.

     CONTINUE DEVELOPMENT OF INTEGRATED COMPUTER SYSTEMS

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

INDUSTRY

         The outsourced laundry equipment services industry is characterized by stable operating cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. Based upon industry estimates, management believes there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.3 million of which have been outsourced to independent operators such as the Company and approximately 1.2 million of which continue to be operated by the owners of such locations. The outsourced laundry equipment services industry remains highly fragmented, with many small, private and family-owned core businesses operating throughout all major metropolitan areas in the United States. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators.

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

DESCRIPTION OF PRINCIPAL OPERATIONS

         The primary aspects of the Company's route business operations include:
(i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management; (v) remanufacturing and (vi) revenue collection and security.

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

         No single customer represents more than 2% of the Company's gross revenues, and the Company's ten largest customers taken together account for less than 10% of the Company's gross revenue.

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

         The Company estimates that approximately 90% of its locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, the Company believes that it has retained a majority of such customers through long-standing relationships and expects to continue to service such customers. Most of the Company's leases renew automatically or have a right of first refusal provision. The Company's automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2003, the Company's leases had an average remaining life to maturity of approximately 51 months (without giving effect to automatic renewals).

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

         The  Company  maintains  three  regional  remanufacturing   facilities,
strategically located to service its operating regions, which provide for consistent machine quality and efficient operations.

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

DESCRIPTION OF COMPLEMENTARY OPERATIONS

         In addition to its route business, the Company has expanded its breadth of operations to related, complementary lines of businesses:

     RENTAL OPERATIONS

         AWA, a subsidiary jointly-owned by the Company and Holdings, is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, the Company believes this business line represents an opportunity for growth in a new market segment which is complementary to its route business.

     DISTRIBUTION OPERATIONS

         Super Laundry, a wholly-owned subsidiary of the Company, is a laundromat equipment distribution company. Super Laundry's business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry's customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. In addition, Super Laundry, through its wholly-owned subsidiary, ALFC, builds and develops laundromat facilities for sale as franchise locations.

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

EMPLOYEES

         As of March 31, 2003, the Company employed 2,015 employees (including 300 laundromat attendants in the Company's retail laundromats in Texas and Arizona). In the Northeast region, 124 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the "Union"). The Company believes that it has maintained a good relationship with the Union employees and has never experienced a work stoppage since its inception.

GENERAL DEVELOPMENT OF BUSINESS

         Coinmach Laundry was incorporated on March 31, 1995 under the name SAS Acquisitions Inc. in the State of Delaware and is the sole shareholder of all of the common stock of the Company, its primary operating subsidiary. In November 1995, The Coinmach Corporation ("TCC"), a Delaware corporation and predecessor of the Company, merged (the "Solon Merger") with and into Solon Automated Services, Inc. ("Solon"). In connection with the Solon Merger, Coinmach Laundry changed its name from SAS Acquisitions Inc., and Solon, the surviving corporation in the Solon Merger, to Coinmach Corporation.

         On May 12, 2000, Coinmach Laundry entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly-formed Delaware corporation formed by Bruce V. Rauner, a director of Coinmach Laundry and a principal of the indirect general partner of GTCR Fund IV, Coinmach Laundry's then-largest stockholder. Pursuant to the Merger Agreement, CLC Acquisition acquired all of Coinmach Laundry's outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into Coinmach Laundry. Effective July 13, 2000, CLC Acquisition was merged with and into Coinmach Laundry pursuant to the terms of the Merger Agreement. Coinmach Laundry's Class A common stock was subsequently delisted from The Nasdaq Stock Market, and Coinmach Laundry no longer was subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). The foregoing transactions are collectively referred to herein as the "Going Private Transaction."

         In order to effect the Restructuring Transactions (as defined herein), AWA was incorporated on September 25, 2002 and Holdings was formed on November 15, 2002. On November 29, 2002, all of the assets of the Appliance Warehouse division of the Company were transferred to AWA in exchange for certain consideration, including all of the capital stock of AWA. On March 6, 2003, Holdings acquired all of the non-voting common stock of AWA, par value $0.01 per share (the "AWA Common Stock") and all of the outstanding capital stock of Coinmach Laundry (collectively, the "CLC Capital Stock"). As a result of the Restructuring Transactions, (i) Coinmach Laundry became a wholly-owned subsidiary of Holdings and (ii) AWA became a jointly-owned subsidiary of the Company and Holdings, of which the Company is the owner of all the outstanding voting preferred stock of AWA, par value $0.01 per share (the "AWA Preferred Stock") and Holdings is the owner of all of the outstanding AWA Common Stock. See Item 7"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Operating and Investing Activities."

         The Company's headquarters are located at 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803, and its telephone number is (516) 349-8555. The Company's mailing address is the same as that of its headquarters. The Company also maintains a corporate office in Charlotte, North Carolina. The Company's website address is http://www.coinmach.com.

SENIOR NOTES AND CREDIT FACILITY

         On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "Private 9% Senior Notes"). The Private 9% Senior Notes were exchanged for registered notes otherwise identical in all respects to the Private 9% Senior Notes (the "Registered 9% Senior Notes", and together with the Private 9% Senior Notes, the "9% Senior Notes") pursuant to a registration statement filed by the Company with the Securities and Exchange Commission, which registration statement was declared effective on July 15, 2003. The exchange of the Private 9% Senior Notes for the Registered 9% Senior Notes was completed on August 14, 2003.

         On January 25, 2002, the Company also entered into a new $355 million senior secured credit facility (the "Senior Secured Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility includes up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of March 31, 2003, are scheduled to be fully repaid by January 25, 2008 and

July 25, 2009, respectively. As of March 31, 2003, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         The Company used the net proceeds from the Private 9% Senior Notes, together with borrowings under the Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities" for more information about the 9% Senior Notes and the Senior Secured Credit Facility.


ITEM 2.  PROPERTIES

         As of March 31, 2003, the Company leased 68 offices throughout its operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of the Company's leased properties service the Company's core route operations.

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


ITEM 3.  LEGAL PROCEEDINGS

         On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery,
Newcastle County naming Coinmach Laundry, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs alleged that the defendants' proposal to acquire between 80% and 90% of Coinmach
Laundry's common stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to Coinmach Laundry's public shareholders. This matter was stayed by mutual agreement of the parties due to the subsequent consummation of the Going Private Transaction. This class action lawsuit was dismissed pursuant to a Notice and Order of Dismissal filed by the plaintiff with the Delaware County Chancery Court on October 20, 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 6, 2003, Coinmach Laundry, as the sole stockholder of the Company, took certain actions by written consent in connection with the Restructuring Transactions pursuant to which, among other things, the Company's board of directors (the "Company Board") authorized the increase in the size of the Company Board from three to five members in order to mirror the composition of the CLC Board. In this regard, Coinmach Laundry replaced Mitchell Blatt and Robert M. Doyle and elected Bruce V. Rauner, Vincent J. Hemmer, David A. Donnini and James N. Chapman as new directors of the Company. Stephen R. Kerrigan maintained his position as Chairman of the Company Board.

                                                          MBR&M DRAFT OF 6/__/03


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There currently exists no established public trading market for the Company's common stock, all of which is held beneficially and of record by Coinmach Laundry.


HOLDERS

         As of March 31, 2003, there was one holder of record of the Company's common stock.


DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock during the past two fiscal years and does not intend to pay dividends on its common stock in the foreseeable future. On March 4, 2003, in order to effect the Restructuring Transactions, the Company declared and paid a dividend on its common stock in the form of all of the outstanding AWA Common Stock. The Company was not required to obtain the consent of its lenders under the Senior Secured Credit Facility or of the holders of the 9% Senior Notes to effect the Restructuring Transactions. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Operating and Investing Activities."

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


EQUITY PARTICIPATION PURCHASE PROGRAM

         Pursuant to the Company's equity participation purchase program, certain employees of the Company were eligible to acquire common stock of Coinmach Laundry at a fixed price per share determined by the CLC Board. Such shares were paid for by each participating employee and subject to vesting over a specified period, typically over 4 years. Additionally, in connection with the Going Private Transaction, certain members of senior management of the Company were eligible to acquire preferred stock of Coinmach Laundry. Pursuant to the Restructuring Transactions, on March 6, 2003, all the outstanding capital stock of Coinmach Laundry, including shares of capital stock issued under the equity participation purchase program, was contributed to Holdings in exchange for substantially equivalent equity interests in Holdings. As of March 31, 2003, Holdings had issued and outstanding (i) 167,147,065 common units the ("Common Units") of which 16,244,394 are issued to certain employees of the Company under the Company's equity participation purchase program, (ii) no Class A preferred units (the "Class A Preferred Units"), (iii) 51,923 Class B preferred units (the "Class B Preferred Units"), none of which are issued to employees of the Company, and (iv) 135,295 Class C preferred units (the "Class C Preferred Units", and collectively with the Class A Preferred Units and the Class B Preferred Units, the "Preferred Units"), 693 of which are issued to certain members of senior management of the Company under the Company's equity participation purchase program.

ITEM 6.

SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

                          (in thousands, except ratios)

         The following table presents summary historical consolidated financial data of the Company. Such table includes the consolidated financial data for the year ended March 31, 2003 ("2003 Fiscal Year"), the year ended March 31, 2002 ("2002 Fiscal Year"), the period from July 1, 2000 to March 31, 2001
("Post-Transaction") and the period from April 1, 2000 to June 30, 2000 ("Pre-Transaction"), and the years ended March 31, 2000 ("2000 Fiscal Year") and March 31, 1999 ("1999 Fiscal Year"). The financial data set forth below should be read in conjunction with the Company's audited historical consolidated financial statements and the related notes thereto included in Item 8 "Financial Statements and Supplementary Data" and with the information presented in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

                                                                        JULY 1, 2000    APRIL 1, 2000
                                                                         TO MARCH 31,    TO JUNE 30,
                                                  YEAR ENDED MARCH 31,        2001          2000         YEAR ENDED MARCH 31,
                                                  --------------------  -------------   ------------    ----------------------
                                                                             POST-           PRE-
                                                    2003        2002    TRANSACTION(8)  TRANSACTION(9)    2000         1999
                                                  ---------   --------- --------------  --------------  ---------    ---------

OPERATIONS DATA:
    Revenues                                      $535,179    $538,895   $393,608        $134,042       $527,079     $505,323
    Operating, general and administrative
        expenses                                   375,108     371,830    271,298          91,805        358,733      340,671
    Depreciation and amortization                  104,178     129,529    102,727          31,557        123,002      113,448

    Other items, net (1)                              (454)        --         --              --             --           --
    Operating income                                56,347      37,536     19,583          10,680         45,344       51,204
    Interest expense                                58,167      73,036     52,391          16,661         67,232       65,901
    Loss before extraordinary item                  (2,288)    (34,620)   (25,603)         (4,652)       (16,079)     (11,618)
    Extraordinary loss, net of income taxes (2)        --       (6,745)       --              --             --           --
    Net loss                                        (2,288)    (41,365)   (25,603)         (4,652)       (16,079)     (11,618)

BALANCE SHEET DATA (AT END OF PERIOD):
    Cash and cash equivalents                      $27,428     $27,820    $25,859             --         $23,174      $26,515
    Property and equipment, net                    286,686     284,413    276,004             --         237,160      223,610
    Contract rights, net                           335,327     348,462    373,352             --         380,964      409,009
    Advance location payments                       70,911      69,257     74,233             --          77,212       79,705
    Goodwill, net                                  203,860     204,284    218,744             --         104,969      113,030
    Total assets                                   976,161     989,321  1,014,074             --         875,625      900,660
    Total debt (3)                                 718,112     737,305    697,969             --         683,819      685,741
    Stockholder's equity (deficit)                  49,802      50,423     91,788             --         (30,143)     (14,128)

FINANCIAL INFORMATION AND OTHER DATA:
    Cash flow provided by operating activities    $104,674     $78,411    $71,955         $17,407        $90,743     $103,041
    Cash flow used in investing activities         (81,330)    (82,011)   (66,202)        (24,273)       (88,404)    (181,665)
    Cash flow (used in) provided by
        financing activities                       (23,736)      5,561     (4,471)          8,269         (5,680)      82,688
    EBITDA (4)                                     160,071     167,065    122,310          42,237        168,346      164,652
    EBITDA margin (5)                                 29.9%       31.0%      31.1%           31.5%          31.9%        32.6%
    Operating margin (6)                              10.5%        7.0%       5.0%            8.0%           8.6%        10.1%
    Capital expenditures (7)
      Capital expenditures                         $86,685     $79,464    $60,620         $24,273        $88,404      $84,134
      Acquisition capital expenditures               1,976       3,723      5,582             --             --        97,531
                                                  ---------   ---------  ---------       ---------      ---------    ---------
    Total capital expenditures                     $88,661     $83,187    $66,202         $24,273        $88,404     $181,665
                                                  =========   ========   =========       =========      =========    =========

------------

(1) Other items, net, in the 2003 Fiscal Year consists of a gain of approximately $3.3 million from the sale of an investment offset by various expenses relating to (i) the Restructuring Transactions, (ii) the formation of ALFC and (iii) the consolidation of certain Super Laundry offices.

(2) The extraordinary loss, net of income taxes, in the 2002 Fiscal Year consists of costs related to the early extinguishments of debt in connection with the Company's refinancing on January 25, 2002.

(3) Total debt at March 31, 2001, March 31, 2000 and March 31, 1999 does not include the unamortized premium on the 11 3/4% Series C Senior Notes of $5,555, $6,789 and $8,023, respectively, recorded as a result of the issuance by the Company of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 in October 1997. The 11 3/4% Series C Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the extraordinary loss.

(4) EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization, and other items, net. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's EBITDA to net loss for each period presented (in thousands).

                                                                  JULY 1,      APRIL 1,
                                                                  2000 TO      2000 TO
                                                                 MARCH 31,     JUNE 30,
                                              YEAR ENDED           2001          2000              YEAR ENDED
                                        ----------------------  -----------   -----------   -------------------------
                                        MARCH 31,   MARCH 31,      POST-         PRE          MARCH 31,    MARCH 31,
                                          2003        2002      TRANSACTION   TRANSACTION       2000         1999
                                        ---------   ---------   ------------  -----------   -----------   -----------

Net loss                                 ($2,288)   ($41,365)    ($25,603)     ($4,652)       ($16,079)     ($11,618)
Provision (benefit) for income taxes         468        (880)      (7,205)      (1,329)         (5,809)       (3,079)
Extraordinary loss, net of income
taxes                                        --        6,745          --           --              --            --
Interest expense                          58,167      73,036       52,391       16,661          67,232        65,901
Other items, net                            (454)        --           --           --             --            --
Depreciation and amortization            104,178     129,529      102,727       31,557         123,002       113,448
                                         --------   ---------    ---------    ---------       ---------     ---------
EBITDA                                   $160,071   $167,065     $122,310      $42,237        $168,346      $164,652
                                         ========   =========    =========    =========       =========     =========

------------

(5) EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate the Company's performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with accounting principles generally accepted in the United States.


(6)   Operating margin represents operating income as a percentage of revenues.

(7) Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners and for acquisitions. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators, as well as complementary businesses.

(8) Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Going Private Transaction.

(9) As a result of the Going Private Transaction that was accounted for using the purchase method of accounting and, due to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on valuations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Going Private Transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis pertains to the results of operations and financial position of the Company for the 2003 Fiscal Year, the 2002 Fiscal Year, and the period from April 1, 2000 to March 31, 2001 (the "2001 12-Month Period") and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. The 2001 12-Month Period is comprised of the Pre-Transaction period combined with the Post-Transaction period, and is not adjusted for the pro-forma effect that additional depreciation and amortization would have on the Pre-Transaction period had the Going Private Transaction occurred at the beginning of the 2001 12-Month Period.

GENERAL

         The Company is principally engaged in the business of supplying outsourced laundry equipment services to multi-family housing properties. The Company's route business involves leasing laundry rooms from building owners and property management companies, installing and servicing the laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. The Company, through AWA, a subsidiary jointly-owned with Holdings, leases laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities. At March 31, 2003, the Company owned and operated approximately 856,000 washers and dryers in approximately 80,000 locations throughout North America, including in 163 retail laundromats located throughout Texas and Arizona. The Company, through its wholly-owned subsidiary, Super Laundry, is also a laundromat equipment distribution company.

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

         In addition to its route business, the Company also operates an equipment rental business through AWA which leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

         The Company also operates an equipment distribution business through Super Laundry. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly-owned subsidiary, ALFC, builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

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

         Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period which remain at laundry room locations.

         The  Company  is  required  to  estimate  the   collectibility  of  its
receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2003 was approximately $1.6 million.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:

                                                       YEAR ENDED      YEAR ENDED     JULY 1, 2000 TO   APRIL 1, 2000 TO
                                                     MARCH 31, 2003  MARCH 31, 2002    MARCH 31, 2001    JUNE 30, 2000
                                                     --------------  --------------   ---------------   ----------------
                                                                                          (POST-            (PRE-
                                                                                       TRANSACTION)      TRANSACTION)

         Revenues..................................       100.0%          100.0%           100.0%           100.0%
         Laundry operating expenses................        68.5            67.4             67.2             66.9
         General and administrative expenses.......         1.6             1.6              1.7              1.6
         Depreciation and amortization.............        19.5            24.0             26.1             23.5
         Other items, net..........................        (0.1)            --               --               --
         Operating income..........................        10.5             7.0              5.0              8.0
         Interest expense, net.....................        10.9            13.6             13.3             12.4
         Net loss .................................        --              (7.7)            (6.5)            (3.5)
         EBITDA margin(1)..........................        29.9            31.0             31.1             31.5

         (1) See footnote 4 of the table contained under Item 6 "Selected Financial Data--Selected Historical Financial Data" for a reconciliation of EBITDA to net loss for the periods indicated in the table immediately above.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO THE FISCAL YEAR
ENDED MARCH 31, 2002

         The following table sets forth the Company's revenues for the years indicated:

                                                      (dollars in millions)
                                                       YEAR ENDED MARCH, 31
                                                 -------------------------------
                                                  2003        2002       CHANGE
                                                 ------      ------      ------

         Route...........................        $471.5      $478.1      $(6.6)
         Distribution....................          35.0        38.4       (3.4)
         Rental..........................          28.7        22.4        6.3
                                                 ------      ------      ------
                                                 $535.2      $538.9      $(3.7)
                                                 ======      ======      ======

         Revenue decreased by approximately $3.7 million or less than 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

         Route revenue for the 2003 Fiscal Year decreased by approximately $6.6 million or 1% as compared to the prior year. Management believes that the decline in route revenue for the 2003 Fiscal Year as compared to the 2002 Fiscal Year was primarily the result of increased vacancies related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA during the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in certain of the Company's operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by the Company's geographic diversity.

         Distribution revenue for the 2003 Fiscal Year decreased by approximately $3.4 million or 9% as compared to the 2002 Fiscal Year. Sales from the distribution business unit are sensitive to general market and economic conditions and as a result have experienced fluctuations during such periods.

         Rental revenue for the 2003 Fiscal Year increased by approximately $6.3 million or 28% over the 2002 Fiscal Year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the 2003 Fiscal Year.

         Laundry operating expenses increased by approximately $3.4 million or less than 1% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. This increase in laundry operating expenses was due primarily to (i) costs associated with expansion into new markets in the rental business and (ii) increased insurance premium costs related to both medical and general business insurance coverage. As a percentage of revenues, laundry operating expenses were approximately 69% and 67% for the 2003 Fiscal Year and the 2002 Fiscal Year, respectively.

         General and administrative expenses decreased by approximately 2% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. The decrease in general and administrative expenses was primarily due to a slight reduction in various costs and expenses related to administrative functions. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the 2003 Fiscal Year and the 2002 Fiscal Year.

         Depreciation and amortization expense decreased by approximately 20% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. This decrease was primarily due to the elimination of amortization expense on goodwill of approximately $15.5 million and the reduction of amortization expense on contract rights of approximately $12.3 million as a result of the application of Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This decrease was offset slightly by depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

         Other items, net, for the 2003 Fiscal Year is a gain of approximately $0.5 million. In October 2002, Coinmach Laundry contributed its ownership interest valued at approximately $2.7 million in Resident Data, Inc. ("RDI") to the Company. Subsequently, the Company sold its interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties, for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale resulting in a gain of approximately $3.3 million. Offsetting this gain was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the Restructuring Transactions, including the transfer of the Appliance Warehouse division to AWA and the formation of Holdings, (ii) certain organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of the Super Laundry business, which was the result of several actions taken by the Company to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of various responsibilities among its remaining management team, the write off of inventory due to obsolescence and the write off of various receivable balances, none of which are material individually, which the Company has chosen not to pursue.

         Operating income margins were approximately 11% for the 2003 Fiscal Year, as compared to approximately 7% for the 2002 Fiscal Year. The increase in operating income margin for the 2003 Fiscal Year was primarily due to the decrease in amortization expenses.

         Interest expense, net, decreased by approximately 20% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. On January 25, 2002, the Company issued $450 million of its Private 9% Senior Notes and entered into the $355 million Senior Secured Credit Facility. The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Secured Credit Facility, a decrease in variable interest rates payable under such facility, as well as a decrease in the fixed rate on interest rate swap agreements, resulting from a market decline in interest rates. In addition, in the 2002 Fiscal Year, interest expense included approximately $4.2 million relating to cost of terminating the interest rate swap agreements that were entered into in connection with its prior senior credit facility, which was partially offset by a reduction in interest expense relating to the amortization of the premium on the 11 3/4% Senior Notes due 2005. This decrease was partially offset by an increase  in  interest  expense  as the  result  of (i)  increased  indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of 11 3/4% Senior Notes due 2005.

         Net loss was approximately $2.3 million for the 2003 Fiscal Year, as compared to approximately $41.4 million for the 2002 Fiscal Year. The decrease in net loss was primarily the result of decreased depreciation and amortization expense as well as decreased interest expense, as discussed above. In addition, in the 2002 Fiscal Year the Company recognized an extraordinary loss on early extinguishments of debt.

         The following table sets forth the Company's EBITDA (before deducting general and administrative expenses) for each of the route, distribution and rental divisions for the years indicated:

                                                        (dollars in millions)
                                                         YEAR ENDED MARCH 31,
                                                    ----------------------------
                                                     2003       2002      CHANGE
                                                    -------    ------     ------
         Route...................................   $158.9     $166.0     $(7.1)
         Distribution............................     (1.6)       1.1      (2.7)
         Rental..................................     11.4        8.7       2.7
         General and administrative expenses.....     (8.6)      (8.7)      0.1
         EBITDA..................................   $160.1     $167.1     $(7.0)
                                                    =======    =======    ======

         EBITDA was approximately $160.1 million for the 2003 Fiscal Year, as compared to approximately $167.1 million for the 2002 Fiscal Year, representing a decrease of approximately 4%. EBITDA margins declined slightly to approximately 29.9% for the 2003 Fiscal Year, as compared to approximately 31.0% for the 2002 Fiscal Year. The decrease in EBITDA was primarily the result of decreased revenues in the route and distribution businesses, as discussed above, as well as increased insurance premium costs related to both medical and general business insurance coverage.

         EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization and other items, net. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote 4 of the table contained under Item 6 "Selected Financial Data--Selected Historical Financial Data" for a reconciliation of EBITDA to net loss for the years indicated in the table immediately above.

         FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO 2001 12-MONTH PERIOD

         The following table sets forth the Company's revenues for the years indicated:

                                                   (dollars in millions)
                                                    YEAR ENDED MARCH 31,
                                            ---------------------------------
                                             2002         2001        CHANGE
                                            ------       ------       ------
         Route......................        $478.1       $471.0       $ 7.1
         Distribution...............          38.4         38.3         0.1

         Rental.....................          22.4         18.3         4.1
                                            ------       ------       -----
                                            $538.9       $527.6       $11.3
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

         General and administrative expenses decreased by approximately 2% for the 2002 Fiscal Year, as compared to the 2001 12-Month Period. The decrease in general and administrative expenses was primarily due to a slight reduction in various costs and expenses related to administrative functions associated with the Company's growth. As a percentage of revenues, general and administrative expenses were approximately 1.6% and 1.7% for the 2002 Fiscal Year and the 2001 12-Month Period, respectively.

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

         Interest expense, net, increased by approximately 6% for the 2002 Fiscal Year, as compared to the 2001 12-Month Period. The increase was primarily due to (i) the cost of the termination of the interest rate swap agreements in the amount of approximately $4.2 million, (ii) the combination of interest paid on the 11 3/4% Senior Notes from January 25 to February 25, 2002 with the interest expense on the 9% Senior Notes for the same period and (iii) an increase in amortization of deferred financing costs relating to the issuance of the 9% Senior Notes and the Senior Secured Credit Facility.

         Net loss was approximately $41.4 million for the 2002 Fiscal Year, as compared to approximately $30.2 million for the 2001 12-Month Period. The increase in net loss was primarily the result of a decrease in the benefit from taxes due to net operating loss carryforwards expiring and a decrease in net taxable loss, as well as an extraordinary loss on early extinguishments of debt recognized in the 2002 Fiscal Year, which also resulted in an increase in interest expense in the 2002 Fiscal Year.

         The following table sets forth the Company's EBITDA (before deducting general and administrative expenses) for each of the route, distribution and rental divisions for the years indicated:

                                                       (dollars in millions)
                                                        YEAR ENDED MARCH 31,
                                                  ------------------------------
                                                   2002       2001      CHANGE
                                                  ------     ------     ------
         Route.................................   $166.0     $164.4      $1.6
         Distribution..........................      1.1        1.8      (0.7)
         Rental................................      8.7        7.2       1.5
         General and administrative expenses...     (8.7)      (8.9)      0.2
                                                  -------    -------     -----
         EBITDA................................   $167.1     $164.5      $2.6
                                                  =======    =======     =====

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

         EBITDA represents earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization and other items, net. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote 4 of the table contained under Item 6 "Selected Financial Data--Selected Historical Financial Data" for a reconciliation of EBITDA to net loss for the years indicated in the table immediately above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At March 31, 2003, the Company had outstanding long-term debt of approximately $718.1 million, which included $450.0 million of 9% Senior Notes and approximately $261.3 million of borrowings under the Senior Secured Credit Facility. The Company's stockholder's equity was approximately $49.8 million as of March 31, 2003.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of March 31, 2003 consisted of cash and cash equivalents of approximately $27.4 million and available borrowings under its Senior Secured Credit Facility of approximately $74.5 million.

FINANCING ACTIVITIES

     SENIOR NOTES

         On January 25, 2002, the Company issued $450 million of Private 9% Senior Notes and entered into the $355 million Senior Secured Credit Facility comprised of (i) $280 million in aggregate principal amount of term loans and
(ii) a revolving credit facility, which has a maximum borrowing limit of $75 million. The Company used the net proceeds from its sale of Private 9% Senior Notes, together with borrowings under its Senior Secured Credit Facility, to (i) redeem all of its outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. As of March 31, 2002 the Company recognized an extraordinary loss, net of income tax, of approximately $6.7 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of its prior senior credit facility (see Recently Issued Accounting Pronouncements relating to Statement of Financial Accounting Standard No. 145). The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million and was recorded as interest expense in the 2002 Fiscal Year.

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

     SENIOR SECURED CREDIT FACILITY

         The Senior Secured Credit Facility is comprised of an aggregate of $355 million of secured financing consisting of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility includes up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of approximately $18.3 million and $243.0 million, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of March 31, 2003, there was no principal amount outstanding on the revolving portion of the Senior Secured Credit Facility, which will expire on January 25, 2008. Letters of credit outstanding at March 31, 2003 were approximately $0.5 million.

         In December 2002, the Company made a $15 million voluntary prepayment of amounts owed under the term loans of its Senior Secured Credit Facility. The Company is required to make (i) adjusted quarterly amortization payments under the Senior Secured Credit Facility commencing on March 31, 2004 with respect to the $30 million term loan and adjusted semi-annual amortization payments commencing on June 30, 2004 with respect to the $250 million term loan, and (ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, commencing August 1, 2002.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the Consolidated Balance Sheet at March 31, 2003 of approximately $2.0 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

         The Company's indebtedness under the Senior Secured Credit Facility is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the Senior Secured Credit Facility, the Company and Coinmach Laundry pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries.

         The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company or its subsidiaries or the purchase, redemption or other acquisition of any capital stock of the Company or its subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain equity securities of the Company; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that the Company satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

         The Senior Secured Credit Facility contains certain events of default, including the following: (i) the failure of the Company to pay any of its obligations under the Senior Secured Credit Facility when due; (ii) certain failures by the Company or its subsidiaries to pay principal or interest on indebtedness or certain breaches or defaults by the Company in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by the Company or Coinmach Laundry in the performance or observance of the agreements or covenants under the Senior
Secured Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of the Company's or its subsidiaries' representations or warranties under the Senior Secured Credit Facility; (v) certain judgments against the Company; and (vi) certain events of bankruptcy or insolvency of the Company, its subsidiaries or Coinmach Laundry.

         The Company is in compliance with all covenants under the indenture and the Senior Secured Credit Facility and is not aware of any events of default, as previously defined.

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

         Capital expenditures for the 2003 Fiscal Year were approximately $86.7 million (excluding payments of approximately $4.0 million relating to capital lease obligations and excluding approximately $2.0 million relating to acquisition capital expenditures). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. The growth in the installed base of machines for the route business was approximately 3,000 machines for the 2003 Fiscal Year. The growth in the rental business machine base was approximately 26,800 machines for the 2003 Fiscal Year. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines are not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. The Company anticipates that capital expenditures, excluding acquisitions and internal growth, will be approximately $74.0 million for the twelve months ending March 31, 2004. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the years indicated:

                                               (dollars in millions)
                                                YEAR ENDED MARCH 31,
                                    --------------------------------------------
                                        2003           2002           CHANGE
                                        ----           ----           ------

         Route..................        $77.2          $71.0           $6.2
         Distribution...........          0.1           --              0.1
         Rental.................          9.4            8.5            0.9
                                        -----          -----           ----
                                        $86.7          $79.5           $7.2
                                        =====          =====           ====

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from the installed machines.

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 9% Senior Notes and borrowings under the Senior Secured Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the credit agreement evidencing the Senior Secured Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Secured Credit Facility or the indenture governing the 9% Senior Notes.

         On November 29, 2002, the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was $34.7 million. In exchange for the transfer of such assets, AWA issued to the Company
(i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of AWA Preferred Stock, with a liquidation value of $14.6 million, and (iii) 10,000 shares of AWA Common Stock. The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at a rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. In March 2003, through a series of transactions (collectively, the "Restructuring Transactions"), all of the AWA Common Stock and all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common and preferred membership units) in Holdings. As a result of the Restructuring Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) the Company became the sole holder of all of the outstanding AWA Preferred Stock, (iii) Coinmach Laundry became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of Coinmach Laundry became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility. See Item 11 "Executive Compensation--Employment Agreements--Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle" and Item 13 "Certain Relationships and Related Transactions".

CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $104.2 million for the 2003 Fiscal Year, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by the Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

INFLATION AND SEASONALITY

         In general, the Company's laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by the Company in future periods. Management believes that such effects will not be material. The Company's business generally is not seasonal.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective April 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company is required to adopt this statement on April 1, 2003. As a result of adopting SFAS No. 145, in future financial statement presentations the Company will classify the extraordinary loss taken in January 2002 to continuing operations resulting in total pre-tax loss of approximately $46.9 million for the year ended March 31, 2002.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its long-term borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of March 31, 2003, the Company had approximately $111.3 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable interest rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense on such variable interest rate debt would increase by approximately $2.2 million, assuming the total amount of variable interest rate debt outstanding was $111.3 million, the balance as of March 31, 2003.

         The Company enters into interest rate swap agreements from time to time to mitigate its exposure to adverse interest rate fluctuations. On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-33 hereto.


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

              NAME                              TITLE                       AGE
              ----                              -----                       ---
     Stephen R. Kerrigan       Chairman of the Board and Director           49
     James N. Chapman          Director                                     41
     David A. Donnini          Director                                     38
     Vincent J. Hemmer         Director                                     34
     Bruce V. Rauner           Director                                     47

         MR. KERRIGAN. Mr. Kerrigan has been Chief Executive Officer of Coinmach Laundry since May 1996 and of the Company since November 1995. Mr. Kerrigan was President and Treasurer of Solon and Coinmach Laundry from April 1995 until May 1996, and Chief Executive Officer of TCC from January 1995 until November 1995. Mr. Kerrigan has been a director and Chairman of the CLC Board since April 1995 and of the Company Board since November 1995. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC's predecessor, Coinmach Industries Co., L.P. from 1987 to 1994.

         MR. CHAPMAN. Mr. Chapman has been a director of the Company and a member of the board of managers of Holdings since March 2003 and a director of Coinmach Laundry since 1995. He previously was a director of the Company from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Chapman is associated with Regiment Capital Advisors, LLC which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Meridian Rail LLC and Southwest Royalties, Inc.

         MR. DONNINI. Mr. Donnini has been a director of the Company and a member of the board of managers of Holdings since March 2003 and a director of Coinmach Laundry since July 1995. He previously was a director of the Company from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Donnini has been a Principal of GTCR since 1993, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Donnini serves on the boards of TSI Telecommunications Services, Synagro Technologies, Inc and a number of private companies.

         MR. HEMMER. Mr. Hemmer has been a director of the Company and a member of the board of managers of Holdings since March 2003 and a director of Coinmach Laundry since July 2000. Mr. Hemmer has been a Principal of GTCR since 2001, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. From 1998 to 2001, Mr. Hemmer was a Vice-President of GTCR. Mr. Hemmer serves on the boards of Synagro Technologies, Inc. and a number of private companies.

         MR. RAUNER. Mr. Rauner has been a director of the Company and a member of the board of managers of Holdings since March 2003 and a director of Coinmach Laundry since July 1995. He previously was a director of the Company from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Rauner has been a Principal and General Partner with GTCR since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner serves on the boards of a number of private companies.

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

       NAME                         TITLE                                         AGE
       ----                         -----                                         ---

  Stephen R. Kerrigan        Chairman of the Board and
                                Chief Executive Officer                           49

  Mitchell Blatt             President, Chief Operating Officer                   51

  Robert M. Doyle            Chief Financial Officer, Senior Vice President,
                                 Treasurer, Secretary                             46

  John E. Denson             Senior Vice President                                65

  Michael E. Stanky          Senior Vice President                                51

For information regarding Mr. Kerrigan, see "-- Directors" above.

         MR. BLATT. Mr. Blatt has been President and Chief Operating Officer of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt was a director of Coinmach Laundry and the Company from November 1995 to March 2003. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.

         MR. DOYLE. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach Laundry since April 1996 and of the Company since November 1995. Mr. Doyle was a director of the Company from November 1995 to March 2003. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC's predecessor in 1986 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") who had annual compensation in excess of $100,000 for all services rendered in all capacities for the fiscal year ended March 31, 2003, the fiscal year ended March 31, 2002 and the 2001 12-Month Period.

                                                        ANNUAL                           LONG-TERM
                                                     COMPENSATION                      COMPENSATION
                                   ------------------------------------------------    -------------
                                                                                       COMMON STOCK
                                                                      OTHER ANNUAl      UNDERLYING        ALL OTHER
                                    FISCAL   SALARY       BONUS       COMPENSATION        OPTIONS       COMPENSATION (16)
 NAME AND PRINCIPAL POSITION         YEAR      ($)         ($)            ($)               (#)              ($)
----------------------------        ------   ------       -----       ------------     -------------    -------------

Stephen R. Kerrigan                 2003     440,120     497,500       131,952 (1)         --                 2,946
      Chief Executive Officer       2002     425,000     285,000       118,755 (2)         --                 2,334
                                    2001     404,617     275,000        70,266 (3)         --                 2,631

Mitchell Blatt                      2003     350,753     140,000        57,639 (4)         --                 3,016
      President, Chief              2002     300,753      90,000        45,583 (5)         --                 2,334
      Operating Officer             2001     301,731     120,000        27,671 (6)         --                 2,352

Robert M. Doyle                     2003     255,337     162,500        32,723 (7)         --                 2,324
      Chief Financial Officer       2002     248,076      80,000        24,419 (8)         --                 2,944
                                    2001     200,673      85,000         7,034 (9)         --                 2,347

John E. Denson                      2003     140,000      25,000        13,548 (10)        --                 1,965
      Senior Vice President         2002     140,000      21,000        31,039 (11)        --                 1,925
                                    2001     139,720      28,000        26,228 (12)        --                 1,927

Michael E. Stanky                   2003     200,550      89,800        29,125 (13)        --                 2,833
      Senior Vice President         2002     195,000      44,500        21,364 (14)        --                 2,335
                                    2001     195,684      50,000         3,800 (15)        --                 2,421


-----------
(1) Includes $77,429 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $30,187 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Going Private Transaction; $2,084 in automobile allowances; $16,728 in club membership fees; and $1,774 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.


(2) Includes $81,968 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $14,451 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Going Private Transaction; $2,175 in automobile allowances; $14,918 in club membership fees; and $1,493 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(3) Includes $59,271 in forgiven indebtedness; $3,750 in interest calculated at a rate of 7.5% per annum on a loan made by the Company to Mr. Kerrigan; $5,950 in club membership fees; and $1,295 in life insurance premiums paid by the Company on behalf of Mr. Kerrigan.

(4) Includes $23,301 in forgiven indebtedness; $15,304 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Going Private Transaction; $3,188 in automobile allowances; $13,398 in club membership fees; and $2,448 in life insurance premiums paid by the Company on behalf of Mr. Blatt.


(5)   Includes   $23,301  in  forgiven   indebtedness;   $4,258  in   automobile
      allowances; $16,346 in club membership fees; and $1,678 in life insurance premiums paid by the Company on behalf of Mr. Blatt.


(6) Includes $9,271 in forgiven indebtedness; $2,813 in automobile allowances; $14,450 in club membership fees; and $1,137 in life insurance premiums paid by the Company on behalf of Mr. Blatt.

(7) Includes $14,859 in forgiven indebtedness; $13,876 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Going Private Transaction; $2,563 in automobile allowances; and $1,425 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

(8) Includes $14,859 in forgiven indebtedness; $6,643 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Coinmach Laundry relating to the Going Private Transaction; $2,083 in automobile allowances; and $834 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

(9) Includes $4,426 in forgiven indebtedness; $2,098 in automobile allowances; and $510 in life insurance premiums paid by the Company on behalf of Mr. Doyle.

(10) Includes $4,622 in forgiven indebtedness; $6,147 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Going Private Transaction; $775 in automobile allowances; and $2,004 in life insurance premiums paid by the Company on behalf of Mr. Denson.

(11) Includes $24,622 in forgiven indebtedness; $2,943 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Going Private Transaction; $950 in interest expense calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,025 in automobile allowances; and $1,499 in life insurance premiums paid by the Company on behalf of Mr. Denson.

(12) Includes $20,000 in forgiven indebtedness; $2,900 in interest calculated at a rate of 9.5% per annum on a loan made by the Company to Mr. Denson; $1,275 in automobile allowances; and $2,053 in life insurance premiums paid by the Company on behalf of Mr. Denson.


(13) Includes $13,029 in forgiven indebtedness; $14,063 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Going Private Transaction; $363 in automobile allowances; and $1,670 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

(14) Includes $13,029 in forgiven indebtedness; $6,732 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Coinmach Laundry relating to the Going Private Transaction; $438 in automobile allowances; and $1,165 in life insurance premiums paid by the Company on behalf of Mr. Stanky.

(15) Includes $2,455 in forgiven indebtedness; $551 in automobile allowances; and $794 in life insurance premiums paid by the Company on behalf of Mr. Stanky.


(16) Represents matching contributions made by the Company to the 401(k) Plan (as defined herein).


EMPLOYMENT AGREEMENTS

         Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert
M. Doyle. On March 6, 2003, in connection with the Restructuring Transactions, the Company, Holdings, and each of Stephen R. Kerrigan (and MCS Capital, Inc., an entity controlled by Mr. Kerrigan ("MCS")), Mitchell Blatt and Robert M. Doyle (each, a "Senior Manager"), entered into Senior Management Agreements (collectively, the "Senior Management Agreements"), which replaced the senior management agreements with the Senior Managers in effect since January 31, 1995. The Senior Management Agreements provide for annual base salaries of $446,250, $352,000 and $257,500 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the board of managers of Holdings (the "Holdings Board"). The Holdings Board, in its sole discretion, may grant each Senior Manager an annual bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings, each Senior Manager shall be entitled to a bonus equal to 2.0 times his annual base salary at the time of such sale, plus the amount of the bonus paid in the most recently completed fiscal year. Each Senior Manager's employment is terminable at the will of such Senior Manager or at the discretion of the Holdings Board. Under certain circumstances, the Senior Managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Holdings Board without Cause (as defined in the Senior Management Agreements) or by a Senior Manager for Good Reason (as defined in the Senior Management Agreements) and not by reason of such Senior Manager's death or disability, and no Event of Default (as defined in the Senior Management Agreements) has occurred under any bank credit facility or other facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to 2.0 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated as described above by the Holdings Board and an Event of Default has occurred and is continuing under any bank credit facility or other facility to which the Company is a party, Senior Managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. For a period of one year after termination of his employment, a Senior Manager is subject to both non-competition and non-solicitation provisions. Senior Managers are entitled to require Holdings to repurchase the units of Holdings owned by them upon the occurrence of certain events, including the termination of such Senior Manager without Cause (as defined in the applicable Senior Management Agreement), the termination by the Senior Manager for Good Reason (as defined in the applicable Senior Management Agreement), and certain qualified sales of the equity securities or assets of Holdings. In the event a Senior Manager violates the non-competition clause of his Senior Management Agreement or is terminated for any reason, the units of Holdings owned by such Senior Manager will be subject to repurchase by Holdings and certain other members of Holdings. The units of Holdings owned by the Senior Managers are subject to customary co-sale rights and rights of first refusal.

         Employment Agreement of John E. Denson. The Company entered into an employment agreement with Mr. Denson, dated as of September 5, 1996, which was subsequently replaced with an employment agreement dated December 17, 2000. Mr. Denson's current employment agreement has a term of one year and is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $110,000, commencing January 1, 1997, which amount is to be reviewed each December by the Company Board. During the fiscal year ended March 31, 2003, the Company Board approved an annual base salary for Mr. Denson of $140,000. The Company Board may, in its discretion, grant Mr. Denson a performance-based annual bonus. The agreement is terminable at the will of Mr. Denson or at the discretion of the Company Board. Under the terms of such employment agreement, Mr. Denson is entitled to receive severance pay upon termination of employment by the Company without Cause (as defined in such agreement) in an amount equal to his annual base salary then in effect. Mr. Denson is subject to both non-competition and non-solicitation provisions, for a period of one year and two years, respectively, after termination of his employment.

         Employment Agreement of Michael E. Stanky. On July 1, 1995, Solon (as predecessor-in-interest to the Company) entered into an employment agreement with Mr. Stanky which provided for an annual base salary of $150,000 (the "Stanky Employment Agreement"). During the fiscal year ended March 31, 2003, the Company approved an annual base salary for Mr. Stanky of $202,800. Mr. Stanky is terminable at his will or at the discretion of the Company Board. The Chief Executive Officer of the Company, in his sole discretion, may grant Mr. Stanky an annual bonus. If employment is terminated by the Company Board without Cause (as defined in the Stanky Employment Agreement) and (i) no Event of Default (as defined in the Stanky Employment Agreement) has occurred and is continuing, Mr. Stanky is entitled to receive severance pay in an amount equal to 1.5 times his annual base salary then in effect, or (ii) an Event of Default has occurred and is continuing, Mr. Stanky will be entitled to receive severance pay in an amount equal to 1.0 times his annual base salary then in effect, in each case payable in 12 equal monthly installments. If Mr. Stanky terminates his employment for Good Reason (as defined in the Stanky Employment Agreement), he shall be entitled to an amount equal to one half of the severance pay described in the immediately preceding sentence, depending on whether an Event of Default has occurred and is continuing, payable over nine or six months, respectively. For a period of one year after termination of his employment, Mr. Stanky is subject to both non-competition and non-solicitation provisions.

REPORT ON EXECUTIVE COMPENSATION

         The Company Board determines the total form and amount of compensation for the Company's executive officers. Executive compensation is based on a performance and rewards compensation system consisting of base salaries and incentives (annual and long-term) that compensate executives for the achievement of levels of performance. The Company's executive compensation policies are intended to enable the Company to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve the performance of the Company and are designed to pay base salaries and provide total compensation opportunities which reward each executive for contributions to the Company's successes.

         While the Company Board may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indicia of financial performance, in reaching total compensation determinations, the Company Board evaluates executive performance and reaches compensation decisions based upon a subjective and careful analysis of each executive's specific contributions to the Company as well as the recommendations of the Company's chief executive officer. With respect to the determination of total compensation of the chief executive officer, significant factors taken into account by the Company Board include individual performance and contribution to the Company, effectiveness of leadership, and the Company's significant strategic accomplishments and achievement of annual business goals.

         In determining the base salaries of executive officers, the Company Board takes into consideration the level of responsibility and experience of each executive officer and the knowledge and skill required. Executive performance is evaluated and any base salary adjustment is based on an evaluation of the individual's performance and contribution. Each year, the chief executive officer makes recommendations with respect to salary adjustments for all executive officers, which recommendations are reviewed, modified where appropriate and approved or rejected by the Company Board. During the fiscal year ended March 31, 2003, the Company Board approved annual base salaries for each of Messrs. Kerrigan, Blatt, Doyle, Stanky and Denson of $446,250, $352,000, $257,500, $202,800 and $140,000, respectively.

         In addition to base salaries, the Company Board grants bonuses to executive officers in recognition of their efforts to position the Company to achieve future growth. After reviewing individual performances, the chief executive officer makes recommendations with respect to bonuses and other incentive awards, which recommendations are reviewed and, to the extent determined appropriate, approved by the Company Board.

         From time to time, the Company enters into employment contracts or other compensation arrangements with its executive officers. Currently, the Company has employment agreements with Messrs. Kerrigan, Blatt, Doyle, Stanky and Denson and certain other key employees. The terms of the agreements with the executive officers are summarized in "--Employment Agreements."

                                                  Stephen R. Kerrigan (Chairman)
                                                  Bruce V. Rauner
                                                  James N. Chapman
                                                  David A. Donnini
                                                  Vincent J. Hemmer


401(K) SAVINGS PLAN

         The Company offers a 401(k) savings plan (the "401(k) Plan") to all current eligible employees of the Company who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 25% of their salaries up to a maximum level imposed by applicable federal law ($12,000 in 2003). The percentage of compensation contributed to the plan is deducted from each eligible employee's salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, the Company contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee. Eligible employees become vested with respect to matching contributions made by the Company pursuant to a vesting schedule based upon an eligible employee's years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

         The Company made the following matching contributions during the fiscal year ended March 31, 2003 to the Named Executive Officers appearing in the Summary Compensation Table above: Mr. Kerrigan $2,946; Mr. Blatt $3,016; Mr. Doyle $2,324; Mr. Denson $1,965; and Mr. Stanky $2,833.

COMPENSATION OF DIRECTORS

         Directors  receive no cash remuneration for their service as directors,
other  than   reimbursement  of  reasonable  travel  and  related  expenses  for attendance at Company Board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended March 31, 2003, all compensation matters with respect to the Company were, and continue to be, addressed by the Company Board, the Holdings Board or the Chief Executive Officer, as appropriate. None of the Company's directors and none of its executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2003, the Company had 100 shares of common stock, par value $.01 per share, issued and outstanding, all of which were owned by Coinmach Laundry. Coinmach Laundry completed the Going Private Transaction in July 2000, pursuant to which it was acquired by an affiliate of GTCR Fund IV. For more information concerning these transactions, see Item 1 -- "Business - General Development of Business." In March 2003, Coinmach Laundry became a wholly owned subsidiary of Holdings upon consummation of the Restructuring Transactions.

         The following table sets forth certain information regarding each of the Common Units and Class C Preferred Units of Holdings beneficially owned as of March 31, 2003 by (i) each of Holdings' directors, (ii) each of the Named Executive Officers, and (iii) all directors of Holdings and the Named Executive Officers as a group. Neither any of Holdings' directors nor any of the Named Executive Officers beneficially own as of March 31, 2003 any Class A Preferred Units or Class B Preferred Units.

NAME AND ADDRESS(1) OF
BENEFICIAL OWNER                                    NUMBER OF UNITS                      PERCENT OF EACH UNIT CLASS
----------------------                 -----------------------------------------   ---------------------------------------
                                         COMMON UNITS    CLASS C PREFERRED UNITS   COMMON UNITS    CLASS C PREFERRED UNITS
                                       ---------------   -----------------------   ------------    -----------------------

Stephen R. Kerrigan                      8,320,914 (2)          3,403 (2)              4.98%               2.52%
Mitchell Blatt                           7,376,400              3,833                  4.41%               2.83%
Robert M. Doyle                          3,165,898                763                  1.89%                 *
Michael E. Stanky                        2,058,122                368                  1.23%                 *
John E. Denson                             396,984                 63                    *                   *
James N. Chapman                           756,436                110                    *                   *
Bruce V. Rauner                        116,133,474 (3)        104,520 (3)             69.48%              77.25%
David A. Donnini                       116,133,474 (4)        104,520 (4)             69.48%              77.25%
Vincent J. Hemmer                      116,133,474 (5)        104,520 (5)             69.48%              77.25%
All Officers and Directors as a
group (9 persons)                      138,208,228 (6)        113,060 (7)             82.69%              83.56%

-------------------
      * Percentage of units beneficially owned does not exceed 1% of Common Units outstanding.

(1) All addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

(2) All Common Units and Class C Preferred Units are beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(3) All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Rauner is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Rauner disclaims beneficial ownership of such units.

(4) All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Donnini is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Donnini disclaims beneficial ownership of such units.

(5) All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Hemmer is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Hemmer disclaims beneficial ownership of such units.

(6) In calculating the Common Units beneficially owned by executive officers and directors as a group, 116,133,474 units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner, Donnini and Hemmer are included only once.

(7) In calculating the Class C Preferred Units beneficially owned by the executive officers and directors as a group, 104,520 Class C Preferred Units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner, Donnini and Hemmer are included only once.


CHANGE OF CONTROL

         Pursuant to the terms of the credit agreement governing the Senior Secured Credit Facility, upon the occurrence of an Event of Default (as defined in such credit agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of common stock of the Company issued to Coinmach Laundry and pledged to such lenders by Coinmach Laundry pursuant to the terms and conditions of such credit agreement.

EQUITY PARTICIPATION PURCHASE PROGRAM

         Pursuant to the Company's equity participation purchase program, certain employees of the Company were eligible to acquire common stock of Coinmach Laundry at a fixed price per share determined by the CLC Board. Such shares were paid for by each participating employee and vest over a specified period, typically over 4 years. Additionally, in connection with the Going Private Transaction, members of senior management of the Company were eligible to acquire preferred stock of Coinmach Laundry. On March 6, 2003, all vested and unvested shares of Coinmach Laundry acquired under the equity participation purchase program were contributed to Holdings in exchange for substantially equivalent equity interests in Holdings. For more information relating to the Company's equity participation purchase program, see Item 5 "Market for the Company's Common Equity and Related Stockholder Matters--Equity Participation Purchase Program".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AND CONSULTING SERVICES

         During the last fiscal year, the Company paid Mr. Chapman, a member of each of the Company Board, the Holdings Board and the CLC Board, $180,000 for general financial advisory and investment banking services.

REGISTRATION AGREEMENT

         In connection with the Restructuring Transactions, Holdings entered into a registration agreement, dated March 6, 2003 (the "Registration Rights Agreement"), with GTCR-CLC, LLC ("GTCR-CLC"), Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the "Registration Rights Holders"). Pursuant to the Registration Rights Agreement, Holdings granted the Registration Rights Holders certain rights with respect to the registration under the Securities Act of 1933, as amended (the "Securities Act"), for resale to the public, of the Registrable Securities (as defined in the Registration Rights Agreement) of Holdings owned directly or indirectly by each of them. The Registration Rights Agreement provides, among other things and subject to limitations, that certain of the Registration Rights Holders have "demand" registration rights, pursuant to which they may request registration under the Securities Act of all or a portion of their Registrable Securities. The Registration Rights Agreement also grants the Registration Rights Holders "piggyback" registration rights, pursuant to which they may request inclusion of their Registrable Securities in a registration statement proposed to be filed by Holdings under the Securities Act. The Registration Rights Agreement provides for customary provisions regarding the priority among the Registration Rights Holders with respect to the number of Registrable Securities to be registered pursuant to any demand or piggyback registration and indemnification by Holdings of the Registration Rights Holders.

CERTAIN LOANS TO MEMBERS OF MANAGEMENT

     GENERALLY

         As of June 24, 2003, Messrs. Kerrigan (directly and indirectly through MCS, an entity controlled by Mr. Kerrigan), Blatt, Doyle, Stanky and Denson each owed the Company, Coinmach Laundry and/or Holdings $627,805, $497,266, $194,529, $192,782 and $83,185, respectively, plus interest accrued and unpaid interest thereon. During the last fiscal year, the largest aggregate amount owed to the Company and/or Coinmach Laundry by Messrs. Kerrigan (directly and indirectly through MCS), Blatt, Doyle, Stanky and Denson was $705,234, $551,746, $209,388, $205,811 and $87,807, respectively, plus accrued and unpaid interest thereon.

     EQUITY PURCHASE LOANS

         The indebtedness of each of MCS and Mr. Blatt is evidenced, in part, by
(i) two promissory notes, each dated July 26, 1995 in an original principal amount of $52,370, and (ii) two promissory notes, each dated May 3, 1996 in an original principal amount of $21,797, issued to Coinmach Laundry in connection with the purchase of certain of its equity securities. The obligations under these notes accrue interest at a rate of 8% per annum and are secured by a pledge of all of the Coinmach Laundry common stock held by MCS and Mr. Blatt. The principal amounts outstanding under these notes are payable in eight equal annual installments, commencing on the first anniversary of the date of issuance of each such note. During the 2003 Fiscal Year, Coinmach Laundry forgave the repayment of approximately (i) $6,546 by each of MCS and Mr. Blatt under the promissory notes dated July 26, 1995, and (ii) $2,725 by each of MCS and Mr. Blatt under the promissory notes dated May 3, 1996.

         On December 17, 2000, each of MCS and Messrs. Doyle, Stanky and Denson, and on September 6, 2001, Mr. Blatt, entered into promissory notes (collectively, the "Management Promissory Notes") in favor of Coinmach Laundry in connection with the purchase of shares of common stock of Coinmach Laundry under the Company's equity participation purchase program in original principal amounts of $408,547, $208,664, $211,476, $92,429 and $280,607, respectively. On
March 6, 2003, in connection with the Restructuring Transactions and the corresponding exchange of all equity interests of Coinmach Laundry for equity interests in Holdings, each of MCS and Messrs. Blatt, Doyle, Denson and Stanky entered into amended and restated promissory notes (the "Amended Management Promissory Notes") with Coinmach Laundry on identical terms as the Management Promissory Notes in substitution and exchange for the Management Promissory Notes. See "--Management Contribution Agreements". The obligations under the Amended Management Promissory Notes are payable in installments over a period of ten years, accrue interest at a rate of 7% per annum, may be prepaid in whole or in part at any time and are secured by a pledge of certain membership units of Holdings held by each borrower thereunder. During the 2003 Fiscal Year, Coinmach Laundry forgave the repayment of approximately $48,345, $29,334, $24,309, $24,637 and $10,768 of principal and interest owed by each of MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Denson, respectively under such loans.

     RELOCATION AND OTHER LOANS

         On May 5, 1999, the Company extended a loan to Mr. Blatt in a principal amount of $250,000, which loan was evidenced by a promissory note (the "Blatt Original Note") providing, among other things, that the outstanding loan balance was payable on May 5, 2002, that interest accrue thereon at a rate of 8% per annum and that the obligations under such loan are secured by a pledge of certain common stock of Coinmach Laundry held by Mr. Blatt. On March 15, 2002, the Company and Mr. Blatt entered into a replacement promissory note (the "Blatt Replacement Note") on identical terms as the Blatt Original Note in substitution and exchange for the Blatt Original Note, except that (i) the Blatt Replacement
Note is in an original principal amount of $282,752, (ii) the outstanding loan balance under the Blatt Replacement Note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and (iii) the obligations under the Blatt Replacement Note, pursuant to an amendment to the Blatt Replacement Note dated March 6, 2003, are secured by a pledge of certain preferred and common units of Holdings held by Mr. Blatt.

         In connection with the Company's establishment of a corporate office in Charlotte, North Carolina and the relocation of Mr. Kerrigan to such office in September 1996, the Company extended a loan to Mr. Kerrigan in the principal amount of $500,000 (the "Kerrigan Relocation Loan"). The Kerrigan Relocation Loan provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each such payment date, a "Payment Date") and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Company Board determined to extend the Kerrigan Relocation Loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan Relocation Loan provides that payments of principal and interest will be forgiven on each Payment Date provided that Mr. Kerrigan is employed by the Company on such Payment Date. If Mr. Kerrigan ceases to be employed by the Company as a result of (i) a change in control of the Company, (ii) the death or disability of Mr. Kerrigan while employed by the Company or (iii) a termination by Mr. Kerrigan for cause (each, a "Termination Event"), then all outstanding amounts due under the Kerrigan Relocation Loan are required to be forgiven as of the date of such Termination Event. If Mr. Kerrigan's employment is terminated upon the occurrence of any event that is not a Termination Event, then all outstanding amounts due under the Kerrigan Relocation Loan will become due and payable within 30 business days following the termination of Mr. Kerrigan's employment.

SECURITYHOLDERS AGREEMENT

         In connection with the Restructuring Transactions, Holdings entered into a securityholders agreement, dated March 6, 2003 (the "Securityholders Agreement"), with GTCR-CLC, Jefferies & Company, Inc., Messrs. Kerrigan (and
MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the "Securityholders"). The Securityholders Agreement provides that GTCR-CLC shall have the ability to designate for election a majority of the Holdings Board for so long as GTCR owns in the aggregate at least 50% of the securities of Holdings held by GTCR-CLC. In addition, under the Securityholders Agreement, with the exception of any outside managers elected to the Coinmach Board or the board of directors of AWA (the "AWA Board"), the composition of each of the CLC Board, the Company Board and the AWA Board is required to be the same as the Holdings Board. The Securityholders Agreement also provides for certain restrictions on issuances and transfers of any of Holdings' units purchased or otherwise acquired by any Securityholder including, but not limited to, provisions providing (i) Securityholders with certain limited participation rights in certain proposed transfers; (ii) certain Securityholders with limited first refusal rights in connection with certain proposed transfers of Holdings' units; and (iii) that if Holdings authorizes the issuance or sale of any Common Units or any securities convertible, exchangeable or exercisable for Common Units, Holdings will first offer to sell to the Securityholders a specified percentage of the Common Units sold in such issuance. Under the Secuityholders Agreement, upon approval by the Holdings Board and holders of a majority of the Common Units of Holdings then outstanding of a sale of all or substantially all of Holdings' assets or outstanding units (whether by merger, recapitalization, consolidation, reorganization, combination or otherwise), each Securityholder shall vote for such sale and waive any dissenters' rights, appraisal rights or similar rights in connection therewith.

MANAGEMENT CONTRIBUTION AGREEMENTS

         In connection with the Restructuring Transactions, Holdings entered into separate management contribution agreements, dated March 5, 2003 (collectively, the "Management Contribution Agreements"), with Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman (collectively, the "Management Stockholders"). Pursuant to the Management Contribution Agreements, the Management Stockholders agreed to contribute to Holdings all of the CLC Capital Stock and all of the AWA Common Stock owned by each of them in exchange for substantially equivalent equity interests (in the form of Common Units and certain Preferred Units) in Holdings. Pursuant to such agreements, the
Management Stockholders also assigned to Holdings their right to receive the dividend that Coinmach Laundry declared on March 5, 2003 (the "CLC Dividend") . The Management Contribution Agreements with Mr. Chapman and Mr. Stanky further provide that the units of Holdings held by each of them are subject to customary rights of first refusal. In addition, the Management Contribution Agreement with Mr. Stanky provides that if Mr. Stanky violates the non-competition clause of the Stanky Employment Agreement or is terminated for any reason, the units of Holdings owned by him will be subject to repurchase by Holdings and certain other members of Holdings.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

       (1) Financial Statements and Schedule required to be filed in satisfaction of Item 8 -- see Index to Consolidated Financial Statements and Schedule appearing on Page F-1. Schedules not required have been omitted.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of Fiscal Year 2003.

(c) Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index and such listing is incorporated by reference.

(d)    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roslyn, State of New York on June 24, 2003.

                                          COINMACH CORPORATION


                                      By:   /S/ STEPHEN R. KERRIGAN
                                        ---------------------------------------
                                         Stephen R. Kerrigan
                                         Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 24, 2003                   By:   /S/ STEPHEN R. KERRIGAN
                                         ---------------------------------------
                                         Stephen R. Kerrigan
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer (Principal
                                         Executive Officer)


Date: June 24, 2003                   By:   /S/ ROBERT M. DOYLE
                                         ---------------------------------------
                                         Robert M. Doyle
                                         Chief Financial Officer, Senior Vice
                                         President Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Date: June 24, 2003                   By:  /s/ BRUCE V. RAUNER
                                         ---------------------------------------
                                         Bruce V. Rauner
                                         Director


Date: June 24, 2003                   By:  /S/ VINCENT J. HEMMER
                                         ---------------------------------------
                                         Vincent J. Hemmer
                                         Director

Date: June 24, 2003                   By:  /S/ DAVID A. DONNINI
                                         ---------------------------------------
                                         David A. Donnini
                                         Director

Date: June 24, 2003                    By:  /S/ JAMES N. CHAPMAN
                                          --------------------------------------
                                          James N. Chapman
                                          Director

                      COINMACH CORPORATION AND SUBSIDIARIES
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen R. Kerrigan, certify that:

1. I have reviewed this annual report on Form 10-K of Coinmach Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003                                  /S/ STEPHEN R. KERRIGAN
                                                     ---------------------------
                                                     Stephen R. Kerrigan
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                      COINMACH CORPORATION AND SUBSIDIARIES
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert M. Doyle, certify that:

1. I have reviewed this annual report on Form 10-K of Coinmach Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c.  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 24, 2003                                   /S/ ROBERT M. DOYLE
                                                       -------------------------

                                                       Robert M. Doyle
                                                       Chief Financial Officer

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                  PURSUANT TO SECTION 12 OF THE SECURITIES ACT


         The Company has not sent any annual report to security holders covering the Company's 2003 Fiscal Year. In addition, the Company has not sent any proxy statement, form of proxy of other proxy soliciting material to more than ten of the Company's security holders with respect to any annual or other meeting of the Company's security holders.

                      COINMACH CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors............................................................................   F-2

As of March 31, 2003 and March 31, 2002:
     Consolidated Balance Sheets..........................................................................   F-3

For the years ended March 31, 2003 and March 31, 2002 and for the periods from
     July 1, 2000 to March 31, 2001 and from April 1, 2000 to June 30, 2000:
         Consolidated Statements of Operations............................................................   F-4
         Consolidated Statements of Stockholder's Equity..................................................   F-5
         Consolidated Statements of Cash Flows............................................................   F-6
         Notes to Consolidated Financial Statements.......................................................   F-8

Schedule II--Valuation and Qualifying Accounts:
     For the years  ended  March 31, 2003 and March 31, 2002 and for the Periods from July 1, 2000 to March 31, 2001 and from
     April 1, 2000 to June 30, 2000.......................................................................  F-33

(All  other  financial   schedules  have  been  omitted  because  they  are  not applicable,  or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
  Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the "Company") as of March 31, 2003 and March 31, 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended March 31, 2003 and March 31, 2002 and the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2003 and March 31, 2002, and the consolidated results of their operations and their cash flows for the years ended March 31, 2003 and March 31, 2002 and the post-transaction period from July 1, 2000 to March 31, 2001 and the pre-transaction period from April 1, 2000 to June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                                     /S/ ERNST & YOUNG LLP



New York, New York
June 6, 2003

                      COINMACH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,
                                                                       --------------------------------
                                                                          2003                  2002
                                                                       ---------              ---------

ASSETS
Cash and cash equivalents                                              $  27,428              $  27,820
Receivables, less allowance of $1,553 and $1,342                          10,453                 11,883
Inventories                                                               14,125                 13,109
Prepaid expenses                                                           7,617                  7,166
Advance location payments                                                 70,911                 69,257
Land, property and equipment:
   Laundry equipment and fixtures                                        421,681                363,183
   Land, building and improvements                                        24,314                 18,743
   Trucks and other vehicles                                              23,165                 18,848
                                                                       ---------              ----------
                                                                         469,160                400,774

Less accumulated depreciation and amortization                          (182,474)              (116,361)
                                                                       ---------              ---------
Net property and equipment                                               286,686                284,413

Contract rights, net of accumulated amortization of $73,027 and
   $58,768                                                               335,327                348,462
Goodwill                                                                 203,860                204,284
Other assets                                                              19,754                 22,927
                                                                       ---------              ---------
Total assets                                                           $ 976,161              $ 989,321
                                                                       =========              =========

See accompanying notes.

                                                                                    MARCH 31,
                                                                       --------------------------------
                                                                          2003                  2002
                                                                       ---------              ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                                    $36,843               $31,775
Accrued rental payments                                                   29,481                28,576
Accrued interest                                                           8,094                 7,540
Interest rate swap liability                                               3,345                  --
Deferred income taxes                                                     79,621                81,850
Long-term debt                                                           718,112               737,305
Due to parent                                                             50,863                51,852

Stockholder's equity:
   Common stock, par value $.01:
     1,000 shares authorized, 100 shares issued and outstanding              --                    --
   Capital in excess of par value                                        121,065               117,391
   Accumulated other comprehensive loss, net of tax                       (2,007)                  --
   Accumulated deficit                                                   (69,256)              (66,968)
                                                                       ----------            ----------
Total stockholder's equity                                                49,802                50,423
                                                                       ----------            ----------
Total liabilities and stockholder's equity                             $ 976,161             $ 989,321
                                                                       ==========            ==========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                               YEAR ENDED       YEAR ENDED     JULY 1, 2000 TO   APRIL 1,2000 TO
                                                MARCH 31,        MARCH 31,        MARCH 31,          JUNE 30,
                                                  2003             2002              2001              2000
                                               ----------       ----------     ---------------  ----------------
                                                                                     POST-            PRE-
                                                                                 TRANSACTION      TRANSACTION

Revenues                                       $535,179          $538,895         $393,608          $134,042

Costs and expenses:
   Laundry operating expenses                   366,539           363,126          264,557            89,661
   General and administrative                     8,569             8,704            6,741             2,144
   Depreciation and amortization                104,178           129,529          102,727            31,557
   Other items, net                                (454)             --               --                 --
                                               ---------         ---------        ---------         ---------
                                                478,832           501,359          374,025           123,362
                                               ---------         ---------        ---------         ---------

Operating income                                 56,347            37,536           19,583            10,680

Interest expense                                 58,167            65,889           52,391            16,661
Interest expense--escrow and interest rate
   swap termination costs (Note 3a)                --               7,147             --                --
                                               ---------         ---------        ---------         ---------
Total interest expense, net                      58,167            73,036           52,391            16,661
                                               ---------         ---------        ---------         ---------

Loss before income taxes and extraordinary
   item                                         (1,820)           (35,500)         (32,808)           (5,981)

Provision (benefit) for income taxes:
   Current                                         359               (1,586)          (145)              544
   Deferred                                        109               706            (7,060)           (1,873)
                                                   468               (880)          (7,205)           (1,329)
Loss before extraordinary item                  (2,288)           (34,620)         (25,603)           (4,652)
Extraordinary item, net of income tax benefit
   of $4,657                                       --              (6,745)             --                --
                                               ---------         ---------        ----------        ---------
Net loss                                       $ (2,288)         $ (41,365)       $ (25,603)        $ (4,652)
                                               =========         ==========       ==========        =========

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      ACCUMULATED                                        TOTAL
                                                       CAPITAL IN        OTHER                        RECEIVABLES    STOCKHOLDER'S
                                      COMMON STOCK      EXCESS OF    COMPREHENSIVE    ACCUMULATED        FROM           EQUITY
                                   SHARES     AMOUNT    PAR VALUE        LOSS           DEFICIT       MANAGEMENT       (DEFICIT)
                                   ------     ------   ----------    -------------    -----------     ------------   -------------

Balance, March 31, 2000              100       $-        $41,391      $     -         $(71,513)           $(21)      $(30,143)
   Forgiveness of receivables
     from management                   -        -              -            -                -              21             21
Net loss (pre-transaction)             -        -              -            -           (4,652)              -         (4,652)
                                     ---       --        -------      -------         ---------           -----      --------
Balance, June 30, 2000
   (pre-transaction)                 100       $-        $41,391      $     -         $(76,165)           $  -       $(34,774)
                                     ===       ==        =======      -------         =========           =====      ========

Application of push-down
   accounting, July 1, 2000          100       $-       $117,391      $     -         $      -            $  -       $117,391
Net loss (post-transaction)            -        -              -            -          (25,603)              -        (25,603)
                                     ---       --       --------      -------         ---------           -----      --------
Balance, March 31, 2001              100        -        117,391            -          (25,603)              -         91,788
   Net loss                            -        -              -            -          (41,365)              -        (41,365)
                                     ---       --       --------      -------         ---------           -----      --------
Balance, March 31, 2002              100        -        117,391            -          (66,968)              -         50,423
   Net loss                            -        -              -            -           (2,288)              -         (2,288)
   Loss on derivative
     instruments, net of
     income tax of $ 1,338             -        -              -       (2,007)               -               -         (2,007)
                                     ---       --       --------      -------         ---------           -----      --------
Total comprehensive loss               -        -              -       (2,007)          (2,288)              -         (4,295)
Capital contribution                   -        -          1,000            -                -               -          1,000
Contribution of RDI investment         -        -          2,674            -                -               -          2,674
                                     ---       --       --------      -------         ---------           -----      --------
Balance, March 31, 2003              100       $-       $121,065      $(2,007)        $(69,256)           $  -       $ 49,802
                                     ===       ==       ========      =======         ========            =====      ========


See accompanying notes.

                     COINMACH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                            YEAR ENDED      YEAR ENDED   JULY 1, 2000    APRIL 1, 2000
                                                             MARCH 31,       MARCH 31,   TO MARCH 31,     TO JUNE 30,
                                                              2003             2002         2001             2000
                                                            ----------      ----------   ------------    -------------
                                                                                            POST-            PRE-
                                                                                         TRANSACTION      TRANSACTION
OPERATING ACTIVITIES
Net loss                                                   $ (2,288)         $(41,365)    $(25,603)        $ (4,652)
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
     Extraordinary item                                         --              6,745          --               --
     Depreciation and amortization                           67,161            61,212       45,124           15,214
     Amortization of advance location payments               21,214            23,437       19,063            6,122
     Amortization of intangibles                             15,803            44,880       38,540           10,221
     Gain on sale of investment and equipment                (3,532)             (147)         --               --
     Deferred income taxes                                      109               706       (7,060)          (1,873)
     Amortization of debt discount and deferred
       issue costs                                            2,439             2,008          981              431
     Amortization of premium on 11-3/4% Senior Notes            --             (1,009)         (925)           (309)
     Stock based compensation                                   --                --            --               88
     Change in operating assets and liabilities,
       net of businesses acquired:
         Other assets                                           126            (1,713)       (1,582)         (1,295)
         Receivables, net                                     1,430            (1,813)        3,205          (1,536)
         Inventories and prepaid expenses                    (1,292)              842          (837)            910
         Accounts payable and accrued expenses, net           2,950            (6,729)       (8,105)          3,087
         Accrued interest                                       554            (8,399)        9,154          (9,001)
                                                           --------          --------      --------        --------
Net cash provided by operating activities                   104,674            78,655        71,955          17,407
                                                           --------          --------      --------        --------


INVESTING ACTIVITIES
Additions to property and equipment                         (66,238)          (63,995)      (46,917)        (18,063)
Advance location payments to location owners                (20,447)          (15,469)      (13,703)         (6,210)
Additions to net assets related to
  acquisitions of businesses                                 (1,976)           (3,723)       (5,582)            --
Proceeds from sale of investment                              6,585               --            --              --
Proceeds from sale of property and equipment                    746               932           --              --
                                                           --------          --------      --------        --------
Net cash used in investing activities                       (81,330)          (82,255)      (66,202)        (24,273)
                                                           --------          --------      --------        --------


                     COINMACH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                    YEAR ENDED       YEAR ENDED       JULY 1, 2000     APRIL 1, 2000
                                                     MARCH 31,        MARCH 31,       TO MARCH 31,      TO JUNE 30,
                                                      2003              2002             2001              2000
                                                    ----------       ----------       ------------     -------------
                                                                                         POST-             PRE-
                                                                                      TRANSACTION       TRANSACTION
FINANCING ACTIVITIES

Proceeds from credit facility                        $18,000          $319,489          $27,242           $15,500
Repayments to credit facility                        (36,750)         (434,820)         (23,082)           (6,349)
Proceeds from issuance of 9%
  Senior Notes                                             -           450,000                -                 -
Repayment of 1-13/4% Senior Notes                          -          (296,655)               -                 -
Premium on 1-13/4% Senior Notes                            -            (8,714)               -                 -
Net repayments to Parent                                (989)           (1,356)          (6,313)              (47)
Repayments of bank and other
  borrowings                                             (16)             (143)             (74)               (4)
Principal payments on capitalized
  lease obligations                                   (3,981)           (3,745)          (2,244)             (831)
Debt issuance costs                                        -           (18,495)               -                 -
Net cash (used in) provided by                       --------          --------         --------          --------
  financing activities                               (23,736)            5,561           (4,471)            8,269
                                                     --------          --------         --------          --------
Net (decrease) increase in cash and
  cash equivalents                                      (392)            1,961            1,282             1,403
Cash and cash equivalents, beginning
  of period                                           27,820            25,859           24,577            23,174
                                                     -------           --------         -------           -------
Cash and cash equivalents, end of period             $27,428           $27,820          $25,859           $24,577
                                                     =======           =======          =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                        $55,300           $80,800          $42,898           $25,772
                                                     =======           =======          =======           =======
Income taxes paid                                       $325              $694           $1,015              $629
                                                        ====              ====           ======              ====

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of fixed assets through
  capital leases                                      $3,554            $5,334           $2,458            $1,534
                                                      ======            ======           ======            ======
Contribution of RDI Investment                        $2,674            $    -           $    -            $    -
                                                      ======            ======           ======            ======

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

The  consolidated  financial  statements  of Coinmach  Corporation  includes the accounts of all wholly-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC" or the "Parent"), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC ("Holdings"), the ultimate parent. Holdings, a Delaware limited liability company, was formed on November 15, 2002 as part of the Restructuring Transactions, as defined herein. Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and its subsidiaries.

The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating 163 retail laundromats throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary jointly-owned by the Company and Holdings, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, commencing in September 2002 and through its wholly-owned subsidiary American Laundry Franchising Corp. ("ALFC"), began to build and develop laundromat facilities for sale as franchise locations.

On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the "Merger Agreement") with CLC Acquisition Corporation ("CLC Acquisition"), a newly formed Delaware corporation formed by Bruce V. Rauner, a director of CLC and a principal of the indirect general partner of Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR Fund IV"), the then-largest stockholder of CLC. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC's outstanding common stock and non-voting common stock (collectively, the "Shares") for $14.25 per share in a two-step transaction consisting of a tender offer (the "Offer") followed by a merger transaction (the "Merger") of CLC Acquisition with and into CLC, which was completed on July 13, 2000 (collectively, the "Going Private Transaction").

The Going Private Transaction was accounted for using the purchase method of accounting and, according to a practice known as "push down" accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), the Company adjusted its consolidated assets and liabilities to their estimated fair values, based on independent appraisals, valuations, estimations and other studies. The purchase price exceeded the fair value of assets acquired (based on an independent appraisal for certain assets) less liabilities assumed by approximately $124.2 million, which was allocated to goodwill. In applying push-down accounting, the Company adjusted its accounts as follows (in thousands):

                  Property and equipment                    $ 28,516
                  Contract rights                             24,871
                  Goodwill                                   124,165
                  All other assets                            (4,676)
                                                            --------
                                                            $172,876
                                                            ========

                  Deferred taxes                            $ 20,711
                  Capital in excess of par value              76,000
                  Accumulated deficit                         76,165
                                                            --------
                                                            $172,876
                                                            ========

                     COINMACH CORPORATION AND SUBSIDIARIES

1.   BASIS OF PRESENTATION (CONTINUED)

References to the "pre-transaction" period refer to the Company prior to the date of the Going Private Transaction and references to the "post-transaction" period refer to the Company subsequent to the date of the Going Private Transaction. As a result, the financial statements presented for the post-transaction period are not comparable to the financial statements presented for the pre-transaction periods. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the pre-transaction period ended June 30, 2000.

APPLIANCE WAREHOUSE TRANSFER

On November 29, 2002 (the "Transfer Date"), the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred as determined by an independent appraiser was $34.7 million as of the Transfer Date. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum,
(ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the "AWA Preferred Stock"), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share ("AWA Common Stock"). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.

In March 2003, through a series of transactions (collectively, the "Restructuring Transactions"), all of the AWA Common Stock and all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common and preferred membership units) in Holdings.

As a result of these Restructuring Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) the Company became the sole holder of all of the outstanding AWA Preferred Stock, (iii) CLC became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of CLC became unit holders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

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

Super Laundry's customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $26.8 million for the year ended March 31, 2003, $30.2 million for the year ended March 31, 2002, and $21.1 million for the period from July 1, 2000 to March 31, 2001 (post-transaction), $10.8 million for the period from April 1, 2000 to June 30, 2000 (pre-transaction).

ALFC enters into a purchase and license agreement with a buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility. For the year ended March 31, 2003, ALFC recorded approximately $3.5 million in revenue.

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

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  MARCH 31,
                                        ----------------------------
                                          2003                 2002
                                          ----                 ----

                Laundry equipment        $9,948               $9,280
                Machine repair parts      4,177                3,829
                                        -------              -------
                                        $14,125              $13,109
                                        =======              =======

                     COINMACH CORPORATION AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

LONG-LIVED ASSETS

As of  April  2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset.
Management does not believe there is any impairment of long-lived assets at March 31, 2003.

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

GOODWILL

On April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142") Goodwill and Other Intangible Assets. SFAS 142 requires an initial impairment assessment upon adoption on April 1, 2002, as well as an assessment thereafter. The Company engaged an independent third-party business appraisal firm to assist in this process. After their review of information provided by the Company and obtained from public sources, the outside firm performed a fair market valuation of the Company's segments. These segments represent the Company's reporting units under SFAS 142. Upon completion of this evaluation it was determined that the fair value of the reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units.

Goodwill consists of the following (in thousands):

                                                        MARCH 31,
                                                -------------------------
                                                  2003             2002
                                                  ----             ----
           Excess costs of investments
              over net assets acquired          $235,194         $234,122
           Accumulated Amortization              (30,910)         (30,910)
           Acquisitions                              385            1,072
           Other                                    (809)               -
                                                ---------        ---------
                                                $203,860         $204,284
                                                =========        =========

                     COINMACH CORPORATION AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL (CONTINUED)

Following is the impact on earnings of implementing SFAS 142 on the year ended March 31, 2003, and what the impact on the same period in 2002 and 2001 post- and pre-transaction would have been (in thousands):

                                       YEAR ENDED      YEAR ENDED     JULY 1, 2000    APRIL 1, 2000
                                       MARCH 31,       MARCH 31,      TO MARCH 31,    TO JUNE 30,
                                         2003            2002            2001            2000
                                       ----------      ----------     ------------    -------------
                                                                         POST-             PRE-
                                                                      TRANSACTION      TRANSACTION

Net loss                              $(2,288)         $(41,365)       $(25,603)        $(4,652)
Add back: goodwill amortization,
  net of tax                                -            15,542          11,601           2,062
                                      --------           ------          ------           -----
Adjusted net loss                     $(2,288)         $(25,823)       $(14,002)        $(2,590)
                                      =======          ========        ========         =======


CONTRACT RIGHTS

Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions based on independent appraisals, were amortized on a straight-line basis over approximately 15 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business. In connection with adopting SFAS 142, the Company reassessed the useful economic life of contract rights and determined that such contract rights should be amortized using accelerated methods over periods ranging from 30-35 years. This change took effect for the quarter ended June 30, 2002 and resulted in a decrease in amortization expense by approximately $12.3 million for the year ended March 31, 2003.

Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

            Years ending March 31,
                   2004               $14.0
                   2005                13.7
                   2006                13.4
                   2007                13.1
                   2008                12.8


Had the Company adopted the non amortization provisions of SFAS No. 142 and reassessed the useful economic life of contract rights on April 1, 2001, the adjusted net loss for the year ended March 31, 2002 would have been approximately $29.4 million.

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

COMPREHENSIVE LOSS

Comprehensive loss is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. Comprehensive loss consists of losses on derivative instruments (interest rate swap agreements).

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

DERIVATIVES

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The derivatives used by the Company are interest rate swaps designated as cash flow hedges.

The effective portion of the derivatives gain or loss is initially reported in stockholders' equity as a component of comprehensive loss and subsequently reclassified into earnings.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective April 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company is required to adopt this statement on April 1, 2003. As a result of adopting SFAS No. 145, in future financial statement presentations the Company will classify the extraordinary loss taken in January 2002 to continuing operations resulting in total pre-tax loss of approximately $46.9 million for the year ended March 31, 2002.

                     COINMACH CORPORATION AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interests entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.


3.   DEBT

Debt consists of the following (in thousands):

                                                      MARCH 31,
                                             --------------------------
                                               2003              2002
                                             --------          --------

9% Senior Notes due 2010                     $450,000          $450,000
Credit facility indebtedness                  261,250           280,000
Obligations under capital leases                6,828             7,255
Other long-term debt with varying
  terms and maturities                             34                50
                                             --------          --------
                                             $718,112          $737,305
                                             ========          ========

                     COINMACH CORPORATION AND SUBSIDIARIES

3.   DEBT (CONTINUED)

a.   SENIOR NOTES

On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "Private 9% Senior Notes"). The Private 9% Senior Notes were exchanged for registered notes (the "Registered 9% Senior Notes", and together with the Private 9% Senior Notes, the "9% Senior Notes") otherwise identical in all respects to the Private 9% Senior Notes pursuant to a registration statement filed by the Company with the Securities and Exchange Commission, which registration statement was declared effective on July 15, 2002. The exchange of the Private 9% Senior Notes for the Registered 9% Senior Notes was completed on August 14, 2003. On January 25, 2002, the Company also entered into a new senior secured credit facility (the "Senior Secured Credit Facility") (see Note 4b). The Company used the net proceeds from the Private 9% Senior Notes, together with borrowings under its Senior Secured Credit Facility to (i) redeem all of its outstanding 11-3/4% Series C Senior Notes due 2005 (the 11-3/4% Senior Notes") (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11-3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002.

As of March 31, 2002, the Company recognized an extraordinary loss, net of income taxes, of approximately $6.7 million as a result of the early extinguishment of debt relating to the redemption of the 11-3/4% Senior Notes and the refinancing of its prior senior credit facility. The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility (see
Note 4c). The Consolidated Statement of Operations for the year ended March 31, 2002 contains Interest Expense - escrow and interest rate swap termination costs, which includes (i) the termination cost of the interest rate swap agreement of approximately $4.2 million and (ii) interest paid on the 11-3/4% Senior Notes for the period from January 25, 2002 through February 25, 2002 of approximately $2.9 million.

Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1, commencing August 1, 2002. The 9% Senior Notes are redeemable at the option of the Company in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between the Company and U.S. Bank, N.A. as Trustee (the "Indenture"). The Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC.


b.   CREDIT FACILITY

The Company's Senior Secured Credit Facility entered into on January 25, 2002 is comprised of an aggregate of $355 million of secured financing consisting of:
(i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A ("Tranche A") term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B ("Tranche B") term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) includes up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.

In December 2002, the Company made a $15 million voluntary prepayment of amounts owed under the term loans of its Senior Secured Credit Facility. As of March 31, 2003, there was approximately $18.3 million outstanding under Tranche A requiring adjusted quarterly amortization payments commencing on March 31, 2004, $243.0 million outstanding under Tranche B requiring adjusted semi-annual amortization payments commencing on June 30, 2004, and no principal amount outstanding on the revolving portion of the Senior Secured Credit Facility.

                     COINMACH CORPORATION AND SUBSIDIARIES

3.   DEBT (CONTINUED)

b.   CREDIT FACILITY (CONTINUED)

Interest on the Company's borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined. Subject to certain conditions, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2003, the monthly variable Eurodollar interest rate was approximately 1.33%.

Indebtedness under the Senior Secured Credit Facility is secured by all of the Company's real and personal property and is guaranteed by the Company's domestic subsidiaries. Under the Senior Secured Credit Facility, the Company and CLC pledged to Bankers Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries. The Senior Secured Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility limits the Company's ability to pay dividends. At March 31, 2003, the Company was in compliance with its covenants under the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

                                                            MARCH 31,
                                                    -------------------------
                                                      2003             2002
                                                    --------          -------
Tranche term loan A,  quarterly  payments
   of  approximately  $913  commencing on
   March 31, 2004,  increasing to approxi-
   mately $1,370 on March 31, 2006 through
   January 25, 2008 (Interest rate of approx-
   imately 4.08% at March 31, 2003)                  $18,264          $30,000

Tranche term loan B, semi-annual payments
   of approximately $1,240 commencing on
   June 30, 2004,  increasing to  approxi-
   mately  $6,199 on June 30, 2007 with
   the final payment of approximately
   $210,753 on July 25, 2009 (Interest rate
   of approximately 4.08% at March 31, 2003)         242,986          250,000

Revolving line of credit                                  -                -
                                                    --------          --------
                                                    $261,250          $280,000
                                                    ========          ========


In addition, as of March 31, 2003, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $74.5 million. Letters of credit outstanding at March 31, 2003 were approximately $0.5 million.

                     COINMACH CORPORATION AND SUBSIDIARIES

3.   DEBT (CONTINUED)

b.   CREDIT FACILITY (CONTINUED)

The aggregate maturities of debt during the next five years and thereafter as of March 31, 2003 are as follows (in thousands):


              YEARS ENDING                                 PRINCIPAL
                MARCH 31,                                   AMOUNT
              -----------                                  ---------
                 2004                                        $3,530
                 2005                                         8,485
                 2006                                         8,067
                 2007                                         8,373
                 2008                                        16,507
                 Thereafter                                 673,150
                                                           --------
               Total debt                                  $718,112
                                                           ========


c.   INTEREST RATE SWAPS

On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company has recorded a loss of $2 million, net of tax, for the year-ended March 31, 2003 related to the cash flow hedges, as a component of comprehensive loss.

During the year ended March 31, 2002, the Company used a portion of the net proceeds and borrowings from the 9% Senior Notes and the Senior Secured Credit Facility to terminate all interest rate swap agreements entered into in connection with its prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million which was recorded as interest expense for the year ended March 31, 2002.


4.   RETIREMENT SAVINGS PLAN

The Company  maintains a defined  contribution  plan meeting the  guidelines  of
Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to such plan amounted to approximately $495,000 for the year ended March 31, 2003, $487,000 for the year ended March 31, 2002, and $347,000 for the period from July 1, 2000 to March 31, 2001 (post-transaction), $127,000 for the period from April 1, 2000 to June 30, 2000 (pre-transaction). The Company does not provide any other post-retirement benefits.

                     COINMACH CORPORATION AND SUBSIDIARIES

5.  INCOME TAXES

The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               MARCH 31,
                                                        -----------------------
                                                          2003            2002
                                                        --------        --------
Deferred tax liabilities:
Accelerated tax depreciation and contract rights        $113,436        $110,864
Other, net                                                 1,452             925
                                                        --------        --------
                                                         114,888         111,789
                                                        --------        --------
Deferred tax assets:
Interest rate swap                                         1,338            --
Net operating loss carryforwards                          31,848          28,906
Covenant not to compete                                    1,081           1,033
Other                                                      1,000               -
                                                        --------        --------
                                                          35,267          29,939
                                                        --------        --------
Net deferred tax liability                              $ 79,621        $ 81,850
                                                        ========        ========

The net operating loss carryforwards of approximately $78 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2003 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The provision (benefit) for income taxes consists of (in thousands):


                                                                      APRIL 1,
                       YEAR ENDED      YEAR ENDED     JULY 1, 2000    2000 TO
                       MARCH 31,       MARCH 31,       TO MARCH       JUNE 30,
                          2003            2002         31, 2001         2000
                       ----------      ---------      ------------   -----------
                                                         POST-          PRE-
                                                      TRANSACTION    TRANSACTION

Federal                    $ 85         $(4,293)        $(5,648)      $(1,114)
State                       383          (1,244)         (1,557)         (215)
                           ----         --------        --------      --------
                           $468         $(5,537)        $(7,205)      $(1,329)
                           ====         ========        ========      ========

                     COINMACH CORPORATION AND SUBSIDIARIES

5.   INCOME TAXES (CONTINUED)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                          YEAR ENDED      YEAR ENDED    JULY 1, 2000    APRIL 1, 2000
                                          MARCH 31,       MARCH 31,     TO MARCH 31,    TO JUNE 30,
                                            2003            2002            2001            2000
                                          ----------      ----------    ------------    -------------
                                                                           POST-             PRE-
                                                                        TRANSACTION     TRANSACTION

Expected tax benefit                       $(616)       $(16,372)       $(11,485)         $(2,093)
State tax  provision (benefit),  net
   of federal taxes                          249            (141)         (1,009)            (140)
Permanent book/tax differences:
   Goodwill                                    -           5,075           3,843              653
   Alternative minimum tax                     -               -             913                -
   NOL expiration                              -           5,874               -                -
   Other                                     835              27             533              251
                                           -----         --------        --------         --------

Tax provision (benefit)                    $ 468         $(5,537)        $(7,205)         $(1,329)
                                           =====         ========        ========         ========

The incorporation of AWA and subsequent Restructuring Transactions created a tax gain for the Company. The gain is deferred and may only be recoginized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.


6.    RELATED PARTY TRANSACTIONS

The Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a "Payment Date"), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan is included in other assets as of March 31, 2003 and March 31, 2002, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The balance of such loan is included in other assets as of March 31, 2003 and March 31, 2002.

During the year ended March 31, 2003, the Company paid a director of the Company $180,000 for general financial advisory and investment banking services.

For the period from April 1, 2000 to June 30, 2000 (pre-transaction) the Company recorded stock-based compensation charges of approximately $88,000, relating to the options outstanding at that time. The Company recorded the difference between the exercise price of all options granted and the respective initial offering price or the fair market value of the common stock of CLC on the date of grant as a stock-based compensation charge over the applicable vesting period. As of March 31, 2003, there were no outstanding options.

                     COINMACH CORPORATION AND SUBSIDIARIES

7.     GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries ("Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Secured Credit Facility referred to in
Note 4. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company and the guarantees issued are full and unconditional. The condensed consolidating balance sheet as of March 31, 2003, the condensed consolidating statements of operations for the year ended March 31, 2003, and the condensed consolidating statement of cash flows for the year ended March 31, 2003 include AWA as a Guarantor Subsidiary, however, any prior corresponding period does not include AWA as a Guarantor Subsidiary. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                 MARCH 31, 2003
                                          --------------------------------------------------------------
                                           COINMACH AND
                                          NON-GUARANTOR     GUARANTOR
                                          SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                          ------------    ------------    ------------      ------------

ASSETS
Cash, receivables, inventory and
   prepaid expenses                           $ 40,217        $ 19,406        $      -        $ 59,623
Advance location payments                       70,782             129               -          70,911
Land, property and equipment, net              255,814          30,872               -         286,686
Intangible assets, net                         528,994          10,193               -         539,187
Intercompany loans and advances                 45,188         (45,188)              -               -
Investment in subsidiaries                     (32,148)              -          32,148               -
Investment in preferred stock                   16,206               -         (16,206)              -
Other assets                                    40,678             244         (21,168)         19,754
                                              ---------       ---------       ---------       ---------
Total assets                                  $965,731        $ 15,656        $ (5,226)       $976,161
                                              =========       =========       =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses         $ 67,546        $ 10,516        $   (299)       $ 77,763
Deferred income taxes                           81,462          (1,496)           (345)         79,621
Debt                                           717,702          21,578         (21,168)        718,112
Due to parent                                   50,863               -               -          50,863

Preferred stock and dividends payable                -          16,206         (16,206)              -
Total stockholder's equity                      48,158         (31,148)         32,792          49,802
                                              ---------       ---------       ---------       ---------
Total liabilities and stockholder's
   equity                                     $965,731        $ 15,656        $ (5,226)       $976,161
                                              =========       =========       =========       ========

                     COINMACH CORPORATION AND SUBSIDIARIES

7.     GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS (CONTINUED)


                                                                 MARCH 31, 2002
                                          --------------------------------------------------------------
                                           COINMACH AND
                                          NON-GUARANTOR     GUARANTOR
                                          SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS      CONSOLIDATED
                                          ------------      ----------    ------------      ------------
ASSETS
Cash, receivables, inventory and
   prepaid expenses                           $ 44,666        $ 15,312        $      -        $ 59,978
Advance location payments                       69,257               -               -          69,257
Land, property and equipment, net              283,268           1,145               -         284,413
Intangible assets, net                         550,743           2,003               -         552,746
Intercompany loans and advances                  3,181               -          (3,181)              -
Investment in subsidiaries                       8,371          (1,300)         (7,071)              -
Other assets                                    22,261             666               -          22,927
                                              ---------       ---------       ---------       ---------
Total assets                                  $981,747        $ 17,826        $(10,252)       $989,321
                                              =========       =========       =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses         $ 60,131          $7,760              $-         $67,891
Deferred income taxes                           82,036            (186)              -          81,850
Debt                                           737,305               -               -         737,305
Due to parent                                   51,852               -               -          51,852

Total stockholder's equity                      50,423          10,252         (10,252)         50,423
                                              ---------       ---------       ---------       ---------
Total liabilities and stockholder's
   equity                                     $981,747         $17,826        $(10,252)       $989,321
                                              =========       =========       =========       ========

                     COINMACH CORPORATION AND SUBSIDIARIES

7.   GUARANTOR SUBSIDIARIES (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                             YEAR ENDED MARCH 31, 2003
                                          --------------------------------------------------------------
                                           COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                           SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                           ------------    ------------    ------------     ------------
Revenues                                      $471,443        $ 63,736         $     -        $535,179
Costs and expenses                             414,107          64,725               -         478,832
                                              ---------       ---------        --------       ---------
Operating income (loss)                         57,336            (989)              -          56,347


Interest expense                                53,676           4,491               -          58,167
                                              ---------       ---------        --------       ---------
                                                 3,660          (5,480)              -          (1,820)
Income taxes                                     3,365          (2,253)           (644)            468
                                              ---------       ---------        --------       ---------
                                                   295          (3,227)            644          (2,288)
Equity in loss of subsidiaries                   3,227               -          (3,227)              -
                                              ---------       ---------        --------       ---------
                                                (2,932)         (3,227)          3,871          (2,288)
Dividend income                                 (1,606)              -           1,606               -
                                              ---------       ---------        --------       ---------
Net loss                                       $(1,326)       $ (3,227)        $ 2,265        $ (2,288)
                                               ========       =========        ========       =========


                                                             YEAR ENDED MARCH 31, 2002
                                          --------------------------------------------------------------
                                           COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                           SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                           ------------      ----------    ------------     ------------
Revenues                                      $500,476         $38,419         $    -        $538,895
Costs and expenses                             462,250          39,109              -         501,359
                                              ---------        --------        ------        ---------
Operating income (loss)                         38,226            (690)             -          37,536

Interest expense                                72,298             738              -          73,036
                                              ---------        --------        ------        ---------
                                               (34,072)         (1,428)             -         (35,500)
Income taxes                                      (674)           (206)             -            (880)
                                              ---------        --------        ------        ---------
                                               (33,398)         (1,222)             -         (34,620)
Equity in loss of subsidiaries                  (1,222)              -          1,222               -
                                              ---------        --------        ------        ---------
                                               (34,620)         (1,222)         1,222         (34,620)
Extraordinary item, net of income tax           (6,745)              -              -         (6,745)
                                              ---------        --------        ------        ---------
Net loss                                      $(41,365)        $(1,222)        $1,222        $(41,365)
                                              =========        ========        ======        =========

                     COINMACH CORPORATION AND SUBSIDIARIES

7.   GUARANTOR SUBSIDIARIES (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)

                                                 JULY 1, 2000 TO MARCH 31, 2001 (POST-TRANSACTION)
                                           -------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                           -------------     ----------     ------------    ------------

Revenues                                      $367,583         $26,025            $  -        $393,608
Costs and expenses                             347,612          26,413               -         374,025
                                              ---------        --------           -----       ---------
Operating income (loss)                         19,971            (388)              -          19,583

Interest expense                                51,871             520               -          52,391
                                              ---------        --------           -----       ---------
                                               (31,900)           (908)              -         (32,808)
Income taxes                                    (7,005)           (200)              -          (7,205)
                                              ---------        --------           -----       ---------
                                               (24,895)           (708)              -         (25,603)
Equity in loss of subsidiaries                    (708)              -             708               -
                                              ---------        --------           ----        ---------
Net loss                                      $(25,603)        $  (708)           $708        $(25,603)
                                              =========        ========           ====        =========

                                                 APRIL 1, 2000 TO JUNE 30, 2000 (PRE-TRANSACTION)
                                           -------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                           -------------     ----------     ------------    ------------

Revenues                                      $121,786         $12,256              $-        $134,042
Costs and expenses                             112,080          11,282               -         123,362
                                              --------         -------           ------       ---------
Operating income                                 9,706             974               -          10,680
Interest expense                                16,497             164               -          16,661
                                              ---------        --------          ------       ---------
                                                (6,791)            810               -          (5,981)
Income taxes                                    (1,509)            180               -          (1,329)
                                              ---------        --------          ------       ---------
                                                (5,282)            630               -          (4,652)
Equity in earnings of subsidiaries                 630               -            (630)              -
                                              ---------        --------          ------       ---------
Net (loss) income                              $(4,652)        $   630           $(630)       $ (4,652)
                                              =========        ========          ======       =========

                     COINMACH CORPORATION AND SUBSIDIARIES

7.  GUARANTOR SUBSIDIARIES (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED MARCH 31, 2003
                                           -------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           -------------    ------------    ------------    ------------

OPERATING ACTIVITIES
Net loss                                      $ (1,326)        $(3,227)        $ 2,265        $ (2,288)
Noncash adjustments                             95,309           7,885               -         103,194
Change in operating assets and
   liabilities                                   4,585            (817)              -           3,768
                                              ---------        --------         -------       ---------
Net cash provided by  operating
   activities                                   98,568           3,841           2,265         104,674
                                              ---------        --------         -------       ---------

INVESTING ACTIVITIES
Investment in and advances to
   Subsidiaries                                  2,265               -          (2,265)              -
Capital expenditures                           (77,163)         (9,522)              -         (86,685)
Acquisition of assets                           (1,776)           (200)              -          (1,976)
Sale of investment                               6,585               -               -           6,585
Sale of property and equipment                       -             746               -             746
                                              ---------        --------         -------       ---------
Net cash used in investing activities          (70,089)         (8,976)         (2,265)        (81,330)
                                              ---------        --------         -------       ---------

FINANCING ACTIVITIES
Proceeds from debt                              18,000               -               -          18,000
Repayment of debt                              (36,750)              -               -         (36,750)
Other financing items                          (11,535)          6,549               -          (4,986)
                                              ---------        --------         -------       ---------
Net cash (used in) provided by
   financing activities                        (30,285)          6,549               -         (23,736)
                                              ---------        --------         -------       ---------
Net (decrease) increase in cash and
   cash equivalents                             (1,806)          1,414               -            (392)
Cash and cash equivalents, beginning
   of year                                      27,860             (40)              -          27,820
                                              ---------        --------         -------       ---------

Cash and cash equivalents, end of year        $ 26,054         $ 1,374          $    -        $ 27,428
                                              =========        ========         =======       =========


                     COINMACH CORPORATION AND SUBSIDIARIES

7. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                                                            YEAR ENDED MARCH 31, 2002
                                           -------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS    CONSOLIDATED
                                           -------------     ----------      ------------    ------------
OPERATING ACTIVITIES
Net loss                                      $(41,365)        $(1,222)         $1,222        $(41,365)
Noncash adjustments                            136,347           1,485               -         137,832
Change in operating assets and
   liabilities                                 (13,679)         (4,133)              -         (17,812)
                                              ---------        --------         -------       ---------
Net cash provided by (used in)
   operating activities                         81,303          (3,870)          1,222          78,655
                                              ---------        --------         -------       ---------

INVESTING ACTIVITIES
Investment in and advances to
   Subsidiaries                                  1,222               -          (1,222)              -
Capital expenditures                           (79,415)            (49)              -         (79,464)
Acquisition of assets                           (3,723)              -               -          (3,723)
Sale of property and equipment                     932               -               -             932
                                              ---------        --------         -------       ---------
Net cash used in investing activities          (80,984)            (49)         (1,222)        (82,255)
                                              ---------        --------         -------       ---------

FINANCING ACTIVITIES
Proceeds from debt                             769,489               -               -         769,489
Repayment of debt                             (731,475)              -               -        (731,475)
Other financing items                          (36,188)          3,735               -         (32,453)
                                              ---------        --------         -------       ---------
Net cash provided by financing
   activities                                    1,826           3,735               -           5,561
                                              ---------        --------         -------       ---------
Net increase (decrease) in cash and
   cash equivalents                              2,145            (184)              -           1,961
Cash and cash equivalents, beginning
   of year                                      25,418             441               -          25,859
                                              ---------        --------         -------       ---------
Cash and cash equivalents, end of year        $ 27,563         $   257          $    -        $ 27,820
                                              =========        ========         =======       =========


                     COINMACH CORPORATION AND SUBSIDIARIES

7. GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                                                         JULY 1, 2000 TO MARCH 31, 2001
                                           -------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                           -------------     ----------     ------------    ------------

OPERATING ACTIVITIES
Net loss                                      $(25,603)         $ (708)          $ 708        $(25,603)
Noncash adjustments                             95,227             496               -          95,723
Change in operating assets and
   liabilities                                   2,104            (269)              -           1,835
                                              ---------         -------          ------       ---------
Net cash provided by (used in)
   operating activities                         71,728            (481)            708          71,955
                                              ---------         -------          ------       ---------

INVESTING ACTIVITIES
Investments in and advances to
   Subsidiaries                                    708               -            (708)              -
Capital expenditures                           (60,573)            (47)              -         (60,620)
Acquisition of assets                           (1,251)         (4,331)              -          (5,582)
                                              ---------         -------          ------       ---------
Net cash used in investing activities          (61,116)         (4,378)           (708)        (66,202)

FINANCING ACTIVITIES
Proceeds from debt                              27,242               -               -          27,242
Repayment of debt                              (23,082)              -               -         (23,082)
Other financing items                          (11,495)          2,864               -          (8,631)
                                              ---------         -------          ------       ---------
Net cash (used in) provided by
   financing activities                         (7,335)          2,864               -          (4,471)
                                              ---------         -------          ------       ---------
Net increase (decrease) in cash and
   cash equivalents                              3,277          (1,995)              -           1,282
Cash and cash equivalents, beginning
   of period                                    22,141           2,436               -          24,577
                                              ---------         -------          ------       ---------
Cash and cash equivalents, end of
   period                                     $ 25,418          $  441           $   -        $ 25,859
                                              =========         =======          ======       =========

                     COINMACH CORPORATION AND SUBSIDIARIES

7.  GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

                                                         APRIL 1, 2000 TO JUNE 30, 2000
                                          --------------------------------------------------------------
                                            COINMACH AND
                                           NON-GUARANTOR     GUARANTOR
                                            SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                          --------------     ----------     ------------   ------------

OPERATING ACTIVITIES
Net (loss) income                             $ (4,652)         $  630          $(630)       $ (4,652)
Noncash adjustments                             29,299             595              -          29,894
Change in operating assets and
   liabilities                                  (8,111)            276              -          (7,835)
                                              ---------         -------         ------       ---------
Net cash provided by operating
   Activities                                   16,536           1,501           (630)         17,407
                                              ---------         -------         ------       ---------

INVESTING ACTIVITIES
Investments in and advances to
   Subsidiaries                                   (630)              -            630               -
Capital expenditures                           (24,210)            (63)             -         (24,273)
                                              ---------         -------         ------       ---------
Net cash used in investing activities          (24,840)            (63)           630         (24,273)
                                              ---------         -------         ------       ---------

FINANCING ACTIVITIES
Proceeds from debt                              15,500               -              -          15,500
Repayment of debt                               (6,349)              -              -          (6,349)
Other financing items                           (1,304)            422              -            (882)
                                              ---------         -------         ------       ---------
Net cash provided by financing
   activities                                    7,847             422              -           8,269
                                              ---------         -------         ------       ---------

Net (decrease) increase in cash and
   cash equivalents                               (457)          1,860              -           1,403
Cash and cash equivalents, beginning
   of period                                    22,598             576              -          23,174
                                              ---------         -------         ------       ---------
Cash and cash equivalents, end of
   period                                     $ 22,141          $2,436          $   -        $ 24,577
                                              =========         =======         ======       =========


                     COINMACH CORPORATION AND SUBSIDIARIES

8.   COMMITMENTS AND CONTINGENCIES

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $8,649 for the year ended March 31, 2003, $8,136 for year ended March 31, 2002, $5,877 for the period from July 1, 2000 to March 31, 2001 (post-transaction), and $2,026 for the period from April 1, 2000 to June 30, 2000 (pre-transaction).

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2003 are as follows (in thousands):

                                                   CAPITAL           OPERATING
                                                   -------           ---------

     2004                                           $2,965             $8,211
     2005                                            2,620              6,970
     2006                                            1,646              6,040
     2007                                              395              4,597
     2008                                                -              3,006
     Thereafter                                          -              5,081
                                                    ------            -------
     Total minimum lease payments                    7,626            $33,905
     Less amounts representing interest                798            =======
                                                    ------
                                                    $6,828
                                                    ======


The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2003 and March 31, 2002 were approximately $0.5 million and $1.0 million, respectively.

On November 18, 1999, K. Reed Hinrichs v. Stephen R. Kerrigan, et al., a purported class action lawsuit, was filed in the Delaware Court of Chancery, Newcastle County naming CLC, GTCR Fund IV, GTCR Golder Rauner, L.L.C. and certain of its executive officers as defendants. Plaintiffs allege that the defendants' proposal to acquire between 80% and 90% of the Common Stock for $13.00 per share was inadequate and that the defendants breached their fiduciary duty to the CLC's public shareholders. The matter was stayed by mutual agreement of the parties due to the subsequent consummation of the Going Private Transaction (see Note 1). This class action lawsuit was dismissed pursuant to a notice and order of dismissal filed by the plaintiff with the Delaware County Chancery Court on October 20, 2000.

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

                     COINMACH CORPORATION AND SUBSIDIARIES

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2003.

The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

                                                                ESTIMATED FAIR
                                             CARRYING AMOUNT         VALUE
                                             ---------------    --------------

       9% Senior Notes at March 31, 2003          $450,000         $468,000
       9% Senior Notes at March 31, 2002          $450,000         $463,500

The fair value of the 9% Senior Notes are based on quoted market prices.


10.    SEGMENT INFORMATION

The Company reports segment information for its only reportable segment, the route segment, and provides information for its non-reportable segments as "All other". The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The "All other" segment includes the aggregation of the distribution and rental businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts and selling service contracts through the Company's wholly-owned subsidiary, Super Laundry. Prior to the quarter ending September 30, 2001, the "All Other" segment included the operations of the Company's retail laundromats. The Company's segment information for all periods presented has been restated to combine the Company's operation of the retail laundromats with the route segment as this is more representative of its core business. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The  table  below  presents   information  about  the  Company's   segments  (in
thousands):

                                   YEAR ENDED      YEAR ENDED     JULY 1, 2000    APRIL 1, 2000
                                    MARCH 31,       MARCH 31,      TO MARCH 31,    TO JUNE 30,
                                       2003           2002             2001            2000
                                   ----------      ----------     -------------   -------------
                                                                     POST-              PRE-
                                                                  TRANSACTION       TRANSACTION
Revenue:
    Route                           $471,443        $478,106        $353,483        $117,561
All other:
    Distribution                      34,993          38,419          26,026          12,256
    Rental                            28,743          22,370          14,099           4,225
                                    --------        ---------       --------        --------
    Subtotal other                    63,736          60,789          40,125          16,481
                                    --------        ---------       --------        --------
Total                               $535,179        $538,895        $393,608        $134,042
                                    ========        ========        ========        ========

                     COINMACH CORPORATION AND SUBSIDIARIES

10.  SEGMENT INFORMATION (CONTINUED)

                                   YEAR ENDED     YEAR ENDED     JULY 1, 2000    APRIL 1, 2000
                                    MARCH 31,      MARCH 31,     TO MARCH 31,     TO JUNE 30,
                                      2003           2002            2001            2000
                                   ----------     ----------     -------------   -------------
                                                                     POST-           PRE-
                                                                  TRANSACTION     TRANSACTION

EBITDA:
   Route                           $158,938        $165,999        $123,005         $41,437
   All other                          9,702           9,770           6,046           2,944
Reconciling item:
   Corporate expenses                (8,569)         (8,704)         (6,741)         (2,144)
                                   ---------       ---------       ---------        --------
Total                              $160,071        $167,065        $122,310         $42,237
                                   =========       =========       =========        ========

Depreciation and amortization
   expense:
     Route                          $94,489        $104,448         $84,728a        $27,860
     All other                        7,746           7,961           5,357           1,590
Reconciling item:
   Amortization of goodwill and
     depreciation                     1,943          17,120          12,642           2,107
                                   ---------       ---------       ---------        --------
Total                              $104,178        $129,529        $102,727         $31,557
                                   =========       =========       =========        ========

Income before taxes and
   extraordinary item:
     Route                         $ 64,449         $61,551         $38,277         $13,577
     All other                        1,956           1,809             689           1,354
                                   ---------       ---------       ---------        --------
   Subtotal                          66,405          63,360          38,966          14,931
Reconciling items:
   Corporate expense                 (8,569)         (8,704)         (6,741)         (2,144)
   Amortization of goodwill and
     Depreciation                    (1,943)        (17,120)        (12,642)         (2,107)
   Other items, net                     454               -               -               -
   Interest expense                 (58,167)        (73,036)        (52,391)        (16,661)
                                   ---------       ---------       ---------        --------
Loss before income taxes and
   extraordinary item               $(1,820)       $(35,500)       $(32,808)        $(5,981)
                                   =========       =========       =========        ========



a. July 1, 2000 to March 31, 2001 (post transaction) route depreciation and amortization expense includes $5.9 million representing the value of contract rights relating to locations not renewed.


NON-GAAP FINANCIAL MEASURES

Management shows EBITDA (earnings from continuing operations before deductions for interest, income taxes, depreciation and amortization and other items), a non-GAAP financial measure, in its financial reports and believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. In addition, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is

                     COINMACH CORPORATION AND SUBSIDIARIES

10.  SEGMENT INFORMATION (CONTINUED)

NON-GAAP FINANCIAL MEASURES (CONTINUED)


permitted to incur. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's EBITDA to net loss for each period presented (in thousands):

                                   YEAR ENDED     YEAR ENDED    JULY 1, 2000     APRIL 1, 2000
                                    MARCH 31,      MARCH 31,    TO MARCH 31,      TO JUNE 30,
                                      2003           2002           2001             2000
                                   ----------     ----------    -------------    -------------
                                                                    POST-             PRE-
                                                                 TRANSACTION      TRANSACTION
Expenditures for acquisitions
  and additions of
  long-lived assets:
     Route                          $78,939         $74,350         $55,039         $21,440
     All other                        9,722           8,837          11,163           2,833
                                    -------         -------         -------         -------
Total                               $88,661         $83,187         $66,202         $24,273
                                    =======         =======         =======         =======

Segment assets:
   Route                           $947,588        $956,438        $992,024
   All other                         14,516          15,113          14,074
   Corporate assets                  14,083          17,770           7,976
                                   --------        --------      ----------
Total                              $976,187        $989,321      $1,014,074
                                   ========        ========      ==========


11.    OTHER ITEMS, NET

In October 2002, CLC contributed its ownership interest in Resident Data, Inc. ("RDI"), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI, pursuant to an agreement and plan of merger between RDI and unrelated third parties (the "RDI Sale"), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million.

In addition to the cash proceeds received from the RDI Sale, the Company may be entitled to additional funds relating to $5.0 million that was placed in escrow by the purchasing company subject to among other things certain working capital adjustments and customary indemnification obligations being satisfied. In addition, approximately $1.8 million of additional funds may also be distributed relating to the RDI Sale based on continued employment of certain management members of RDI. These funds are also subject to the Company's ownership percentage, equivalent to approximately 32%, and are scheduled to be paid in equal installments in both October 2003 and October 2004. Amounts received from the escrow funds or the additional funds will be recorded as income when it becomes probable the Company will receive such funds and the amounts can be reasonably estimated. However, there can be no assurance that the Company will receive such funds.

Offsetting the gain on the sale of RDI was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the Restructuring Transactions, including the transfer of the Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of the Super Laundry business which was the result of several actions taken by the Company to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, reassignment of

                     COINMACH CORPORATION AND SUBSIDIARIES

11.    OTHER ITEMS, NET (CONTINUED)

various responsibilities among its remaining management team, the write-off inventory due to obsolescence and the write-off of various receivable balances, none of which are material individually, which the Company has chosen not to pursue.

                     COINMACH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                            ADDITIONS
                                                                     -------------------------
                                                                                   CHARGED TO
                                                       BALANCE AT    CHARGED TO      OTHER                    BALANCE AT
                                                       BEGINNING     COSTS AND     ACCOUNTS--   DEDUCTIONS      END OF
                DESCRIPTION                            OF PERIOD     EXPENSES      DESCRIBE     --DESCRIBE      PERIOD
---------------------------------------------------   -----------    -----------   ----------   ----------    ----------

Year ended March 31, 2003:
   Reserves and allowances deducted from asset
     accounts:  Allowance for uncollected accounts     $1,342,000    $1,188,358                  (977,358)    $1,553,000

Year ended March 31, 2002:
   Reserves and allowances deducted from asset
     accounts:  Allowance for uncollected accounts        998,000       754,555                  (410,555)     1,342,000

Period from July 1, 2000 to March 31, 2001:
   Reserves and allowances deducted from asset
     accounts:  Allowance for uncollected accounts        723,717       602,795                  (328,512)       998,000

Period from April 1, 2000 to June 30, 2000:
   Reserves and allowances deducted from asset
     accounts:  Allowance for uncollected accounts        638,000       144,047                   (58,330)       723,717


EXHIBIT INDEX


  EXHIBIT
  NUMBER                           DESCRIPTION
  -------                          -----------

    3.1 Restated Certificate of Incorporation of Coinmach Corporation ("Coinmach") (incorporated by reference from exhibit 3.1 to Coinmach's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

    3.2*       Amended and Restated Bylaws of Coinmach

    4.1 Indenture, dated as of January 25, 2002, by and between Coinmach, as Issuer, and U.S. Bank, N.A., as Trustee (incorporated by reference from exhibit number 4.8 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

    4.2 Registration Rights Agreement, dated as of January 25, 2002, by and between Coinmach, the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 4.9 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

    4.3 Form of 9% Senior Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.10 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

   10.1 Purchase Agreement, dated as of January 31, 1995, by and among The Coinmach Corporation ("TCC"), CIC I Acquisition Corp. ("CIC"), the stockholders of CIC and Coinmach Holdings Corp. (incorporated by reference from exhibit number 10.1 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.2 Equity Purchase Agreement, dated as of January 31, 1995, by and between TCC and Golder, Thoma, Cressey, Rauner Fund IV, L.P. ("GTCR"), subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.2 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.3 Investor Purchase Agreement, dated as of January 31, 1995, by and between TCC, GTCR, MCS Capital Management, Inc. and Stephen R. Kerrigan, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.4 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.4 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and MCS Capital, Inc. ("MCS") (incorporated by reference from exhibit number 10.5 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.5 Stock Pledge Agreement, dated as of January 31, 1995, by and between TCC and Mitchell Blatt (incorporated by reference from exhibit number 10.6 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.6 Promissory Note, dated January 31, 1995, of MCS in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

   10.7 Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.8 to Coinmach's Registration Statement on Form
               S-1, file number 333-00620)

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------

     10.8* Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Coinmach Holdings, LLC ("Holdings"), MCS Capital Inc. ("MCS") and Stephen R. Kerrigan

     10.9* Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt

     10.10* Senior Management Agreement, dated March 6, 2003, by and among Coinmach, Holdings and Robert M. Doyle

     10.11 Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

     10.12 Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the "Omnibus Agreement") (incorporated by reference from exhibit number 10.20 to Coinmach's Registration Statement on Form S-1, file number 333-00620)

     10.13 First Amendment to Stock Purchase Agreement, dated as of January 8, 1997 (incorporated by reference from exhibit 10.3 to Coinmach's Form 10-Q for the quarterly period ended December 27, 1996, file number 0-7694)

     10.14     Registration Rights Agreement, dated as of March 14,
               1997, between Coinmach and Atlanta Washer & Dryer Leasing, Inc. (incorporated by reference from exhibit 10.33 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.15 Senior Management Employment Agreement, dated as of December 17, 2000, by and between Coinmach and John E. Denson (incorporated by reference from exhibit number 10.19 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.16 Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit
               10.35 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.17 Promissory Note, dated January 8, 1997, of Coinmach Laundry Corporation ("Coinmach Laundry") in favor of Richard F. Enthoven, as agent for Tamara Lynn Ford, Richard Kyle Ford, Traci Lea Ford, Tucker F. Enthoven, Richard F. Enthoven, and Richard Franklin Ford, Jr., Trustee u/d/t February 4, 1994 (incorporated by reference from exhibit 10.38 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.18 Tax Cooperation Agreement, dated as of January 8, 1997, by and among Kwik Wash Laundries, L.P., KWL, Inc., Kwik-Wash Laundries, Inc., Coinmach and the Sellers (incorporated by reference from exhibit 10.39 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.19 Consulting Services Agreement, dated as of January 8, 1997, by and between Richard F. Enthoven and Coinmach (incorporated by reference from exhibit 10.40 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.20 Credit Agreement dated January 25, 2002, among Coinmach, Coinmach Laundry, the Subsidiary Guarantors party thereto, the Lending Institutions listed therein, Bankers Trust, Deutsche Bank Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.24 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------

     10.21 Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Laundry to Bankers Trust (incorporated by reference from exhibit number 10.25 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.22 Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to Bankers Trust (incorporated by reference from exhibit number 10.26 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.23     Security Agreement, dated January 25, 2002, among
               Coinmach, each of the Guarantors party thereto and Bankers Trust (incorporated by reference from exhibit number 10.27 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.24 Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.28 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.25 Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.29 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     10.26 Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Coinmach Laundry, GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.27 Promissory Note, dated March 24, 1997, of John E. Denson in favor of Coinmach (incorporated by reference from exhibit 10.53 to Coinmach's Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

     10.28 Supply Agreement, dated as of May 13, 1997, by and among Coinmach, SLEC and Raytheon Appliances, Inc. (incorporated by reference from exhibit 10.58 to Coinmach's Form 10-Q for the quarterly period ended December 26, 1997, file number
               0-7694) (superceded by exhibit 10.57 of this report)

     10.29 Supply Agreement, dated as of May 1, 1998, by and among Coinmach, SLEC and Raytheon Commercial Laundries, LLC (certain portions of this exhibit were omitted pursuant to the grant of a request for confidential treatment) (incorporated by reference from exhibit
               10.75 to Coinmach's Form 10-K for the fiscal year ended
               March 31, 1998, file number 0-7694)

     10.30 Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors (as defined therein), and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 10.59 to Coinmach's report on Form 10-Q for the nine-month period ended December 31, 2001)

     10.31* Registration Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC ("GTCR-CLC"), MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein

     10.32* Securityholders Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, Jefferies & Company, Inc., MCS, Stephen
               R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein

     10.33* Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Coinmach Laundry

     10.34* Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt

     10.35* Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle

     10.36* Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Michael E. Stanky

     10.37* Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman

     10.38* Amended and Restated Promissory Note, by and between MCS, as borrower, and Coinmach Laundry, dated March 6, 2003

     10.39* Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Laundry, dated March 6, 2003

     10.40* Amended and Restated Promissory Note, by and between Robert M. Doyle as borrower, and Coinmach Laundry, dated March 6, 2003

     10.41* Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower, and Coinmach Laundry, dated March 6, 2003

     10.42* Amended and Restated Promissory Note, by and between John E. Denson, as borrower, and Coinmach Laundry, dated March 6, 2003

     10.43* Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach, dated March 15, 2002 and amendment dated March 6, 2003

     12.1 Statement re Computation of Earnings to Fixed Charges (incorporated by reference from exhibit number 12.1 to Coinmach's Registration Statement on Form S-4, file number 333-86998)

     21.1*     Subsidiaries of Coinmach Corporation

     99.1* Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

---------
*Filed herewith.