Form 10-Q
period 2003-06-30
COINMACH CORP
filed 2003-08-08
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [ ].

INDICATE  BY CHECK MARK  WHETHER  THE  REGISTRANT  IS AN  ACCELERATED  FILER (AS
DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).  YES [ ]    NO [X].

AS OF THE  CLOSE OF  BUSINESS  ON  AUGUST  8,  2003,  COINMACH  CORPORATION  HAD
OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.


                      COINMACH CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.

FINANCIAL INFORMATION                                                              PAGE NO.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2003 (Unaudited) and March 31, 2003                                  3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended June 30, 2003 and 2002                                     4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended June 30, 2003 and 2002                                     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    21

Item 3. Quantitative and Qualitative Disclosures About Market Risk                    31

Item 4. Controls and Procedures                                                       32


PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings                                                            33

Item 2.  Changes in Securities and Use of Proceeds                                    33

Item 3.  Defaults Upon Senior Securities                                              33

Item 4.  Submission of Matters to a Vote of Security Holders                          33

Item 5.  Other Information                                                            33

Item 6.  Exhibits and Reports on Form 8-K                                             33

SIGNATURE PAGE                                                                        34


                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                    June 30, 2003              March 31, 2003(1)
                                                                    -------------              --------------
                                                                     (Unaudited)

ASSETS:

Cash and cash equivalents                                             $   36,253                  $   27,428
Receivables, net                                                           8,611                      10,453
Inventories                                                               16,582                      14,125
Prepaid expenses                                                           7,708                       7,617
Advance location payments                                                 72,393                      70,911
Land, property and equipment, net of accumulated
  depreciation of $200,422 and $182,474                                  287,468                     286,686
Contract rights, net of accumulated amortization of
  $76,532 and $73,027                                                    331,822                     335,327
Goodwill                                                                 203,904                     203,860
Other assets                                                              19,264                      19,754
                                                                      ----------                  ----------
Total assets                                                          $  984,005                  $  976,161
                                                                      ==========                  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                                 $   35,723                  $   36,843
Accrued rental payments                                                   30,061                      29,481
Accrued interest                                                          18,152                       8,094
Interest rate swap liability                                               4,853                       3,345
Deferred income taxes                                                     78,279                      79,621
Long-term debt                                                           718,470                     718,112
Due to Parent                                                             50,697                      50,863

Stockholder's equity:
  Common stock and capital in excess of par value                        121,065                     121,065
  Accumulated other comprehensive loss, net of tax                        (2,912)                     (2,007)
  Accumulated deficit                                                    (70,383)                    (69,256)
                                                                      ----------                  ----------
Total stockholder's equity                                                47,770                      49,802
                                                                      ----------                  ----------
Total liabilities and stockholder's equity                            $  984,005                  $  976,161
                                                                      ==========                  ==========

See accompanying notes.


______
1. The March 31, 2003 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                        Three Months Ended
                                                    -------------------------
                                                      June 30,       June 30,
                                                        2003           2002
                                                    ----------     ----------

REVENUES                                            $  132,517     $  136,294
COSTS AND EXPENSES:
   Laundry operating expenses                           90,871         92,518
   General and administrative                            2,209          2,042
   Depreciation and amortization                        26,912         25,894
                                                    ----------     ----------
                                                       119,992        120,454
                                                    ----------     ----------

OPERATING INCOME                                        12,525         15,840

INTEREST EXPENSE, NET                                   14,316         14,471
                                                    ----------     ----------
(LOSS) INCOME BEFORE INCOME TAXES                       (1,791)         1,369
(BENEFIT) PROVISION FOR INCOME TAXES                      (664)           548
                                                    ----------     ----------

NET (LOSS) INCOME                                   $   (1,127)    $      821
                                                    ==========     ==========
See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                            Three Months Ended
                                                                                 ------------------------------------------
                                                                                       June 30,              June 30,
                                                                                         2003                  2002
                                                                                 --------------------  --------------------
OPERATING ACTIVITIES:
         Net (loss) income                                                            $  (1,127)            $     821
            Adjustments to reconcile net (loss) income to net cash
            provided by operating activities:
               Depreciation and amortization                                             17,982                16,733
               Amortization of advance location payments                                  5,180                 5,492
               Amortization of intangibles                                                3,750                 3,669
               Gain on sale of investment and equipment                                      (5)                 (145)
               Deferred income taxes                                                       (739)                  548
               Amortization of debt discount and deferred issue costs                       604                   610
         Change in operating assets and liabilities:
            Other assets                                                                   (361)                  879
            Receivables, net                                                              1,842                   902
            Inventories and prepaid expenses                                             (2,548)               (1,379)
            Accounts payable and accrued expenses, net                                     (977)                   59
            Accrued interest                                                             10,058                10,771
                                                                                      ---------             ---------
         Net cash provided by operating activities                                       33,659                38,960
                                                                                      ---------             ---------

INVESTING ACTIVITIES:
         Additions to property and equipment                                            (17,470)              (18,173)
         Advance location payments to location owners                                    (6,203)               (5,585)
         Proceeds from sale of property and equipment                                        37                   368
                                                                                      ---------             ---------
         Net cash used in investing activities                                          (23,636)              (23,390)
                                                                                      ---------             ---------

FINANCING ACTIVITIES:
         Repayments to credit facility                                                        -                (2,500)
         Net repayments to parent                                                          (166)                 (474)
         Repayments of bank and other borrowings                                             (4)                   (4)
         Principal payments on capitalized lease obligations                             (1,028)                 (973)
                                                                                      ---------             ---------
         Net cash used in financing activities                                           (1,198)               (3,951)
                                                                                      ---------             ---------
         Net increase in cash and cash equivalents                                        8,825                11,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           27,428                27,820
                                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  36,253             $  39,439
                                                                                      =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                                $   3,634             $   3,100
                                                                                      =========             =========
         Income taxes paid                                                            $     172             $      79
                                                                                      =========             =========
NON-CASH FINANCING ACTIVITIES:
         Acquisition of fixed assets through capital leases                           $   1,368             $     252
                                                                                      =========             =========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  BASIS OF PRESENTATION

         Coinmach Corporation, a Delaware corporation ("Coinmach" or the "Company"), is the leading supplier of outsourced laundry services for multi-family housing properties in North America. The consolidated financial statements of Coinmach include the accounts of all of its subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC" or the "Parent"), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC ("Holdings"), the ultimate parent. Holdings, a Delaware limited liability company, was formed on November 15, 2002 as part of the Restructuring Transactions, as defined herein. Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and its subsidiaries.

         The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating and providing laundromat services at retail laundromats. Through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary jointly-owned by the Company and Holdings, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At June 30, 2003, the Company owned and operated approximately 864,000 laundry machines in approximately 80,000 locations throughout North America and in 164 retail laundromats located throughout Texas and Arizona.

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

         The Restructuring Transactions did not result in a change in reporting entity. The accompanying financial statements include the accounts of Coinmach and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1.  BASIS OF PRESENTATION (continued)

         In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Certain amounts in the financial statements have been reclassified for presentation purposes.


2.  GOODWILL AND CONTRACT RIGHTS

         Goodwill roll forward for the three months ended June 30, 2003 consists of the following (in thousands):

                Excess costs of investments
                   over net assets acquired -
                   beginning of period               $203,860
                Acquisitions                               44
                                                     --------
                Excess costs of investments
                   over net assets acquired -
                   end of period                     $203,904
                                                     ========

         The Company completed its most recent goodwill impairment test as of December 31, 2002. The test involved the assessment of the fair market value of the Company's segments. No impairment of goodwill was indicated at that time. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. The annual impairment test for fiscal 2004 will be completed by the Company's fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

         Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts arose primarily from purchase price allocations pursuant to acquisitions based on independent appraisals. The Company does not record contract rights relating to new locations signed in the ordinary course of business. Such contract rights are amortized using accelerated methods over periods ranging from 30-35 years.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


2.  GOODWILL AND CONTRACT RIGHTS (continued)

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


3.  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                    June 30,     March 31,
                                                      2003         2003
                                                    --------     ---------

               9% Senior Notes due 2010             $450,000     $450,000
               Credit facility indebtedness          261,250      261,250
               Obligations under capital leases        7,168        6,828
               Other                                      52           34
                                                    --------     --------
                                                    $718,470     $718,112
                                                    ========     ========


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

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


3.  LONG-TERM DEBT (continued)

         At June 30, 2003, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) $261.3 million of term loans with interest rates ranging from 4.13% to 4.63%. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of June 30, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of June 30, 2003, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At June 30, 2003, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Credit Facility.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the Condensed Consolidated Balance Sheet at June 30, 2003 of approximately $2.9 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

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

         As a result of these Restructuring Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) the Company became the sole holder of all of the outstanding AWA Preferred Stock, (iii) CLC became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of CLC became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Credit Facility.


5.  GUARANTOR SUBSIDIARY

         The Company's domestic subsidiaries (collectively, the "Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because the Company owns all of the outstanding voting shares of such Guarantor Subsidiaries, and the guarantees issued by such Guarantor Subsidiaries are full and unconditional. The condensed consolidating balance sheet as of June 30, 2003 and March 31, 2003, the condensed consolidating statements of operations for the three months ended June 30, 2003, and the condensed consolidating statement of cash flows for the three months ended June 30, 2003 include AWA as a Guarantor Subsidiary, however, any prior corresponding period does not include AWA as a Guarantor Subsidiary. In addition, certain prior period amounts have been reclassified to conform to the current year allocation and presentation methodologies.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARY (continued)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries is as follows:


CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands of dollars)

                                                                           JUNE 30, 2003
                                                   ------------------------------------------------------------
                                                      COINMACH
                                                      AND NON-
                                                      GUARANTOR       GUARANTOR
                                                    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ------------------------------------------------------------

ASSETS
Cash, receivables, inventory and prepaid expenses    $    49,684    $    19,470     $         -    $    69,154
Advance location payments                                 72,277            116               -         72,393
Land, property and equipment, net                        256,094         31,374               -        287,468
Intangible assets, net                                   525,972          9,754               -        535,726
Intercompany loans and advances                           43,106        (43,106)              -              -
Investment in subsidiaries                               (27,938)             -          27,938              -
Investment in preferred stock                             15,537              -         (15,537)             -
Other assets                                              39,275            504         (20,515)        19,264
                                                     -----------    -----------     -----------    -----------
Total assets                                         $   974,007    $    18,112     $    (8,114)   $   984,005
                                                     ===========    ===========     ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                $    79,207    $     9,582     $         -    $    88,789
Deferred income taxes                                     79,314         (1,035)              -         78,279
Debt                                                     718,140         20,845         (20,515)       718,470
Due to parent                                             50,697              -               -         50,697

Preferred stock and dividends payable                          -         15,537         (15,537)             -
Total stockholder's equity                                46,649        (26,817)         27,938         47,770
                                                     -----------    -----------     -----------    -----------
Total liabilities and stockholder's equity           $   974,007    $    18,112     $    (8,114)   $   984,005
                                                     ===========    ===========     ===========    ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (IN THOUSANDS OF DOLLARS)
(continued)
                                                                          MARCH 31, 2003
                                                   ------------------------------------------------------------
                                                      COINMACH
                                                      AND NON-
                                                      GUARANTOR      GUARANTOR
                                                    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   ------------------------------------------------------------

ASSETS
Cash, receivables, inventory and prepaid expenses    $    40,217       $ 19,406       $       -     $   59,623
Advance location payments                                 70,782            129               -         70,911
Land, property and equipment, net                        255,814         30,872               -        286,686
Intangible assets, net                                   529,433          9,754               -        539,187
Intercompany loans and advances                           37,042        (37,042)              -              -
Investment in subsidiaries                               (26,821)             -          26,821              -
Investment in preferred stock                             15,135              -         (15,135)             -
Other assets                                              39,633            244         (20,123)        19,754
                                                     -----------       --------       ---------     ----------
Total assets                                         $   961,235       $ 23,363       $  (8,437)    $  976,161
                                                     ===========       ========       =========     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                $    66,606       $ 11,157       $       -     $   77,763
Deferred income taxes                                     76,727          2,894               -         79,621
Debt                                                     717,702         20,533         (20,123)       718,112
Due to parent                                             50,863              -               -         50,863

Preferred stock and dividends payable                          -         15,135         (15,135)             -
Total stockholder's equity                                49,337        (26,356)         26,821         49,802
                                                     -----------       --------       ---------     ----------
Total liabilities and stockholder's equity           $   961,235       $ 23,363       $  (8,437)    $  976,161
                                                     ===========       ========       =========     ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (in thousands of dollars)

                                                               THREE MONTHS ENDED JUNE 30, 2003
                                              ----------------------------------------------------------------
                                                 COINMACH
                                                 AND NON-
                                                GUARANTOR         GUARANTOR
                                               SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                              ----------------------------------------------------------------

Revenues                                        $  117,596       $  14,921        $       -       $ 132,517
Costs and expenses                                 105,371          14,621                -         119,992
                                                ----------       ---------        ---------       ---------
Operating income                                    12,225             300                -          12,525

Interest expense                                    13,915             401                -          14,316
                                                ----------       ---------        ---------       ---------
                                                    (1,690)           (101)               -          (1,791)
Income taxes                                          (622)            (42)               -            (664)
                                                ----------       ---------        ---------       ---------
                                                    (1,068)            (59)               -          (1,127)
Equity in loss of subsidiaries                          59               -              (59)              -
                                                ----------       ---------        ---------       ---------
                                                    (1,127)            (59)              59          (1,127)
Dividend income                                       (402)              -              402               -
                                                ----------       ---------        ---------       ---------
Net loss                                        $     (725)      $     (59)       $    (343)      $  (1,127)
                                                ==========       =========        =========       =========


                                                              THREE MONTHS ENDED JUNE 30, 2002
                                              --------------------------------------------------------------
                                                 COINMACH
                                                 AND NON-
                                                GUARANTOR         GUARANTOR
                                               SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              --------------------------------------------------------------

Revenues                                        $  125,717       $  10,577        $       -       $ 136,294
Costs and expenses                                 110,015          10,439                -         120,454
                                                ----------       ---------        ---------       ---------
Operating income                                    15,702             138                -          15,840

Interest expense                                    14,467               4                -          14,471
                                                ----------       ---------        ---------       ---------
                                                     1,235             134                -           1,369
Income taxes                                           494              54                -             548
                                                ----------       ---------        ---------       ---------
                                                       741              80                -             821
Equity in earnings of subsidiaries                      80               -              (80)              -
                                                ----------       ---------        ---------       ---------
Net income                                      $      821       $      80        $     (80)      $     821
                                                ==========       =========        =========       =========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS OF DOLLARS)

                                                                        THREE MONTHS ENDED JUNE 30, 2003
                                                     ------------------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR          GUARANTOR
                                                        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     ------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                               $      (725)         $    (59)     $      (343)      $    (1,127)
Noncash adjustments                                         24,840             1,932                -            26,772
Change in operating assets and liabilities                   9,414            (1,400)               -             8,014
                                                       -----------          --------      -----------       -----------

Net cash provided by (used in) operating activities         33,529               473             (343)           33,659
                                                       -----------          --------      -----------        ----------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                    (343)                -              343                 -
Capital expenditures                                       (21,189)           (2,484)               -           (23,673)
Sale of property and equipment                                   -                37                -                37
                                                       -----------          --------      -----------       -----------
Net cash used in investing activities                      (21,532)           (2,447)             343           (23,636)
                                                       -----------          --------      -----------       -----------
FINANCING ACTIVITIES
Other financing items                                       (3,655)            2,457                -            (1,198)
                                                       -----------          --------      -----------       -----------

Net cash (used in) provided by financing activities         (3,655)            2,457                -            (1,198)
                                                       -----------          --------      -----------       -----------

Net increase (decrease) in cash and cash equivalents         8,342               483                -             8,825
Cash and cash equivalents, beginning of period              26,054             1,374                -            27,428
                                                       -----------          --------      -----------       -----------

Cash and cash equivalents, end of period               $    34,396          $  1,857      $         -       $    36,253
                                                       ===========          ========      ===========       ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARY (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in thousands of dollars)
(continued)

                                                                       THREE MONTHS ENDED JUNE 30, 2002
                                                     --------------------------------------------------------------------
                                                          COINMACH
                                                          AND NON-
                                                         GUARANTOR         GUARANTOR
                                                        SUBSIDIARIES      SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                                     --------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                $    821          $     80         $    (80)         $    821
Noncash adjustments                                         26,683               224                -            26,907
Change in operating assets and liabilities                  11,343              (111)               -            11,232
                                                          --------          --------         --------          --------

Net cash provided by operating activities                   38,847               193              (80)           38,960
                                                          --------          --------         --------          --------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                     (80)                -               80                 -
Capital expenditures                                       (23,728)              (30)               -           (23,758)
Sale of property and equipment                                 368                 -                -               368
                                                          --------          --------         --------          --------
Net cash used in investing activities                      (23,440)              (30)              80           (23,390)
                                                          --------          --------         --------          --------

FINANCING ACTIVITIES
Repayment of debt                                           (2,500)                -                -            (2,500)
Other financing items                                       (1,779)              328                -            (1,451)
                                                          --------          --------         --------          --------

Net cash (used in) provided by financing activities         (4,279)              328                -            (3,951)
                                                          --------          --------         --------          --------

Net increase in cash and cash equivalents                   11,128               491                -            11,619
Cash and cash equivalents, beginning of period              27,562               258                -            27,820
                                                          --------          --------         --------          --------

Cash and cash equivalents, end of period                  $ 38,690          $    749         $      -          $ 39,439
                                                          ========          ========         ========          ========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.  SEGMENT INFORMATION

         The Company reports segment information for its only reportable segment, the route segment, and provides information for its non-reportable segments as "All other". The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The "All other" segment includes the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company's subsidiaries, Super Laundry and ALFC. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.  SEGMENT INFORMATION (continued)

         The table below presents information about the Company's segments (in thousands of dollars):

                                                    THREE MONTHS ENDED JUNE 30,
                                                     2003              2002
                                                 -----------       ------------

   REVENUE
      Route                                      $   117,595       $   119,111
      All other:
        Distribution                                   7,146            10,577
        Rental                                         7,776             6,606
                                                 -----------       -----------
           Subtotal All other                         14,922            17,183
                                                 -----------       -----------
      Total                                      $   132,517       $   136,294
                                                 ===========       ===========
   EBITDA
      Route                                      $    39,139       $    40,900
      All other                                        2,507             2,876
      General and administrative expenses             (2,209)           (2,042)
                                                 -----------       -----------
      Total (1)                                  $    39,437       $    41,734
                                                 ===========       ===========

   (LOSS) INCOME BEFORE TAXES
      Route (2)                                  $    14,734       $    17,184
      All other (2)                                      535             1,119
      General and administrative expenses             (2,209)           (2,042)
      Amortization of goodwill and depreciation         (535)             (421)
      Interest expense                               (14,316)          (14,471)
                                                 -----------       -----------
           (Loss) income before taxes            $    (1,791)      $     1,369
                                                 ===========       ===========

    ______________

    (1) See description of "Non-GAAP Financial Measures" immediately following this table for a reconciliation of EBITDA to net (loss) income for the periods indicated above.
    (2) Operating income before deducting general and administrative expenses.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.  SEGMENT INFORMATION (continued)

Non-GAAP Financial Measures

         Management shows EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net), a non-GAAP financial measure, in its financial reports and believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. In addition, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's EBITDA to net (loss) income for each period presented (in thousands):

                                                      (dollars in millions)
                                                   Three months ended June 30,
                                                   ---------------------------
                                                     2003             2002
                                                    -----            -----

         Net (loss) income                          $(1.1)           $ 0.8
         (Benefit) provision for income taxes        (0.7)             0.5
         Interest expense                            14.3             14.5
         Depreciation and amortization               26.9             25.9
                                                    -----            -----
         EBITDA                                     $39.4            $41.7
                                                    =====            =====

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


7.  INCOME TAXES

         The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                       JUNE 30,      March 31,
                                                         2003           2003
                                                      ---------      ---------
Deferred tax liabilities:
Accelerated tax depreciation and contract rights      $ 113,986      $ 113,436
Other, net                                                1,589          1,452
                                                      ---------      ---------
                                                        115,575        114,888
                                                      ---------      ---------
Deferred tax assets:
Interest rate swap                                        1,941          1,338
Net operating loss carryforwards                         33,239         31,848
Covenant not to compete                                   1,116          1,081
Other                                                     1,000          1,000
                                                      ---------      ---------
                                                         37,296         35,267
                                                      ---------      ---------
Net deferred tax liability                            $  78,279      $  79,621
                                                      =========      =========

         The net operating loss carryforwards of approximately $81.4 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2003 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

         The (benefit) provision for income taxes consists of (in thousands):

                                                (dollars in millions)
                                             Three months ended June 30,
                                        ----------------------------------
                                             2003                2002
                                        ----------------    --------------
Federal                                     $(576)               $427
State                                         (88)                121
                                        ----------------    --------------
                                            $(664)               $548
                                        ================    ==============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7.  INCOME TAXES (continued)


         The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

                                                  (dollars in millions)
                                               Three months ended June 30,
                                         -------------------------------------
                                               2003               2002
                                         -----------------  ------------------
Expected tax (benefit) provision               $(627)             $479
State tax (benefit) provision, net of
   federal taxes                                 (57)               79
Permanent book/tax differences                    20               (10)
                                         -----------------  ------------------
Tax (benefit) provision                        $(664)             $548
                                         =================  ==================

         The formation of AWA and subsequent Restructuring Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of the Company's management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2003. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's future performance and actual results of operations may differ materially from those expected or intended.

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

         The Company is principally engaged in the business of supplying outsourced laundry services to multi-family housing properties. The Company's most significant revenue source is its route business, which over the last three fiscal years has accounted for approximately 90% of its revenue. Through its route operations, the Company provides outsourced laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of the Company's contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), the Company's single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of the
Company's leases require it to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Through the Company's route business, the Company also currently operates and provides laundromat services at 164 retail laundromats throughout Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations. Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route business, including payroll, parts, insurance and other related expenses,
(ii) costs and expenses incurred in maintaining the Company's retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of the Company's rental business.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

         In addition to its route business, the Company operates an equipment distribution business through Super Laundry Equipment Corporation ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

         The Company also operates an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary of the Company, jointly-owned by the Company and Coinmach Holdings, LLC, a Delaware limited liability company and the Company's ultimate parent ("Holdings"), which leases laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

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

         Revenue and cash and cash equivalents include an estimate of cash not yet collected at the end of a reporting period, which remained at laundry room locations.

         The  Company  is  required  to  estimate  the   collectibility  of  its
receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at June 30, 2003 was approximately $1.7 million.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES (CONTINUED)

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

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

         COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

         The following table sets forth the Company's revenues for the periods indicated:

                                                  (dollars in millions)
                                               Three months ended June 30,
                                        ----------------------------------------
                                          2003          2002            Change
                                        -----------  -------------  ------------
        Route                           $   117.6     $  119.1       $    (1.5)
        Distribution                          7.1         10.6            (3.5)
        Rental                                7.8          6.6             1.2
                                        -----------  -------------  ------------
                                        $   132.5     $  136.3       $    (3.8)
                                        ===========  =============  ============

         Revenue  decreased  by  approximately   $3.8  million  or  3%  for  the
three-month period ended June 30, 2003, as compared to the prior year's corresponding period.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

              Route  revenue for the three months ended June 30, 2003  decreased by approximately $1.5 million or 1% over the prior year's corresponding period. Management believes that the decrease in route revenue for the current quarter as compared to the prior year's corresponding period was primarily the result of increased vacancies, which management believes became apparent during the quarter ended September 30, 2002, related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 6,500 rental machines to AWA in the prior year's corresponding period. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in certain of the Company's operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by the Company's geographic diversity.

              Distribution revenue for the three months ended June 30, 2003 decreased by approximately $3.5 million or 33% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced downward pressure.

              Rental  revenue for the three months ended June 30, 2003 increased by approximately $1.2 million or 18% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations, as well as, to a lesser extent, the transfer of approximately 6,500 rental machines from the route business to AWA during the prior year's corresponding period.

         Laundry operating expenses decreased by approximately $1.6 million or 2% for the three-month period ended June 30, 2003, as compared to the prior year's corresponding period. This decrease in laundry operating expenses was due primarily to a reduction in cost of sales related to the decreased revenue experienced in the distribution business as discussed above. As a percentage of revenues, laundry operating expenses were approximately 68.6% and 67.9% for the three-month period ended June 30, 2003 and June 30, 2002, respectively.

         General and administrative expenses increased by approximately $0.2 million for the three-month period ended June 30, 2003, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.7% and 1.5% for the three-month period ended June 30, 2003 and June 30, 2002, respectively.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         Depreciation and amortization expense increased by approximately 4% for the three-month period ended June 30, 2003, as compared to the prior year's corresponding period. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

         Operating income margins were approximately 9.5% for the three-month period ended June 30, 2003, as compared to approximately 11.6% for the prior year's corresponding period. The decrease in operating income margin was primarily due to the decreased revenue in the distribution business as discussed above, offset by internal growth of the machine base in the rental business.

         Interest   expense,   net,   decreased  by  approximately  1%  for  the
three-month period ended June 30, 2003, as compared to the prior year's corresponding period. The decrease in interest expense was primarily due to decreased borrowing levels under the Company's $355 million senior secured credit facility (the "Senior Credit Facility"), a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from interest rate swap agreements entered into by the Company in September 2002 that are at a slightly higher fixed rate compared to variable rates.

         The benefit for income taxes for the three-month period ended June 30, 2003 was approximately $0.7 million as compared to a provision for income taxes of approximately $0.5 million for the prior year's corresponding period. The change for the three-month period is due to the corresponding decrease in pretax income from approximately $1.4 million for the three-month period ended June 30, 2002 to a pretax loss of approximately $1.8 million for the three-month period ended June 30, 2003. The effective tax rate for the three-month period ended June 30, 2003 was 37% as compared to 40% for the prior year's corresponding period.

         Net loss was approximately $1.1 million for the three-month period ended June 30, 2003, as compared to net income of approximately $0.8 million for the prior year's corresponding period. The increase in net loss was primarily the result of decreased revenue, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         The following table sets forth EBITDA (before deducting general and administrative expenses) for each of the route, distribution and rental divisions for the years indicated:


                                                     (dollars in millions)
                                                   Three months ended June 30,
                                                ------------------------------
                                                 2003        2002       Change
                                                ------      ------      ------

         Route................................  $39.1       $40.9       $(1.8)
         Distribution.........................   (0.7)        0.3        (1.0)
         Rental...............................    3.2         2.5         0.7
         General and administrative expenses..   (2.2)       (2.0)       (0.2)
                                                ------      ------      ------
         EBITDA...............................  $39.4       $41.7       $(2.3)
                                                ======      ======      ======

         EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Notes to Condensed Consolidated Financial
Statements (Unaudited) for a reconciliation of EBITDA to net (loss) income for the periods indicated in the table immediately above.

         EBITDA was approximately $39.4 million for the three months ended June 30, 2003, as compared to approximately $41.7 million for the three months ended June 30, 2002. EBITDA margins declined to approximately 29.8% for the three months ended June 30, 2003, as compared to approximately 30.6% for the prior year's corresponding period. This decrease was primarily the result of decreased revenues in the route business, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At June 30, 2003, the Company had outstanding debt of approximately $718.5 million, which included $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and $261.3 million of borrowings under its Senior Credit Facility. The Company's stockholder's equity was approximately $47.8 million as of June 30, 2003.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of June 30, 2003 consisted of cash and cash equivalents of $36.3 million and available borrowings under its Senior Credit Facility of approximately $74.5 million.

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

         The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of approximately $18.3 million and $243.0 million as of June 30, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of June 30, 2003, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at June 30, 2003 were approximately $0.5 million.

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make (i) quarterly amortization payments under the Senior Credit Facility commencing on March 31, 2004 with respect to the $30 million (original principal amount) term loan and semi-annual amortization payments commencing on June 30, 2004 with respect to the $250 million (original principal amount) term loan, and
(ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1, commencing August 1, 2002.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the Consolidated Balance Sheet at June 30, 2003 of approximately $2.9 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

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

         Capital expenditures for the three month period ended June 30, 2003 were approximately $23.7 million (excluding approximately $1.0 million relating to capital lease payments). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and
(iii) laundry room improvements. The Company's installed base of machines for the route business increased by approximately 2,000 machines for the three-month period ended June 30, 2003. The growth in the rental business machine base was approximately 5,500 for the three-month period ended June 30, 2003. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated:

                                                  (in millions of dollars)
                                                 Three months ended June 30,
                                              ----------------------------------
                                                 2003        2002       Change
                                              ---------   ---------   ---------
         Route...............................   $21.3       $20.4       $ 0.9
         Distribution........................     0.2           -         0.2
         Rental..............................     2.2         3.0        (0.3)
                                              ---------   ---------   ---------
                                                $23.7       $23.4       $ 0.3
                                              =========   =========   =========

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

         Management believes that the Company's future operating activities will generate sufficient cash flow to repay indebtedness outstanding under the 9% Senior Notes and borrowings under the Senior Credit Facility or to permit any necessary refinancings thereof. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the Senior Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility or the indenture governing the 9% Senior Notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $26.9 million for the three months ended June 30, 2003, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the
Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its long-term borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of June 30, 2003, the Company had approximately $111.3 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable interest rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense on such variable interest rate debt would increase by approximately $2.2 million, assuming the total amount of variable interest rate debt outstanding was $111.3 million, the balance as of June 30, 2003.

         The Company enters into interest rate swap agreements from time to time to mitigate its exposure to adverse interest rate fluctuations. On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              3.1 Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

              3.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

              31.1 Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

         (b)  REPORTS ON FORM 8-K

              None.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COINMACH CORPORATION


Date:  August 8, 2003                  /S/ ROBERT M. DOYLE
                                       -----------------------------------------
                                       Robert M. Doyle
                                       Senior Vice President and Chief Financial
                                       Officer (On behalf of registrant and as
                                       Principal Financial Officer)