Form 10-Q
period 2003-09-30
COINMACH CORP
filed 2003-11-04
CIK 91693

COINMACH CORPORATION AND SUBSIDIARIES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended September 30, 2003

                                       or

{   }   TRANSITION REPORT PURSUANT TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________.

Commission File Number 0-7694



                              Coinmach Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                         53-0188589
  ----------------------                               ----------------
(State or other jurisdiction of                         (I. R. S.Employer
incorporation or organization)                         Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York           11803
--------------------------------------------------     ----------------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

As of the close of business on November 4, 2003, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                 Page No.
---------------------                                                 --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2003 (Unaudited) and March 31, 2003                   3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Six Months Ended September 30, 2003 and 2002       4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended September 30, 2003 and 2002                        5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         32

Item 4.  Controls and Procedures                                            33

PART II.

Other Information
-----------------

Item 1.  Legal Proceedings                                                  34

Item 2.  Changes in Securities and Use of Proceeds                          34

Item 3.  Defaults Upon Senior Securities                                    34

Item 4.  Submission of Matters to a Vote of Security Holders                34

Item 5.  Other Information                                                  34

Item 6.  Exhibits and Reports on Form 8-K                                   34

Signature Page                                                              35
--------------

                      COINMACH CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                           September 30, 2003  March 31, 2003(1)
                                           ------------------  ---------------
                                               (Unaudited)
ASSETS:

Cash and cash equivalents                         $27,024            $27,428
Receivables, net                                    8,557             10,453
Inventories                                        16,255             14,125
Prepaid expenses                                    6,095              7,617
Advance location payments                          74,534             70,911
Land, property and equipment, net of
 accumulated depreciation of $218,386 and
 $182,474                                         289,887            286,686
Contract rights, net of accumulated
 amortization of $80,037 and $73,027              328,317            335,327
Goodwill                                          203,904            203,860
Other assets                                       19,230             19,754
                                                 --------           --------
Total assets                                     $973,803           $976,161
                                                 ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses             $33,214            $36,843
Accrued rental payments                            30,368             29,481
Accrued interest                                    8,093              8,094
Interest rate swap liability                        3,846              3,345
Deferred income taxes                              77,968             79,621
Long-term debt                                    723,735            718,112
Due to Parent                                      50,572             50,863

Stockholder's equity:
   Common stock and capital in excess of
     par value                                    121,065            121,065
   Accumulated other comprehensive loss,
     net of tax                                    (2,278)            (2,007)
   Accumulated deficit                            (72,780)           (69,256)
                                                 --------           --------
Total stockholder's equity                         46,007             49,802
                                                 --------           --------
Total liabilities and stockholder's equity       $973,803           $976,161
                                                 ========           ========

See accompanying notes.

------
1. The March 31, 2003 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                       Three Months Ended               Six Months Ended
                                  ---------------------------    -----------------------------
                                  September 30,  September 30,   September 30,   September 30,
                                      2003           2002             2003            2002
                                   ---------        -------        ---------         -------
REVENUES                            $129,951       $131,871         $262,468        $268,165

COSTS AND EXPENSES:

      Laundry operating expenses      89,699         89,286          180,570         181,804

      General and administrative       1,868          2,026            4,077           4,068

      Depreciation and
        amortization                  26,999         25,974           53,911          51,868
                                   ---------        -------        ---------         -------
                                     118,566        117,286          238,558         237,740
                                   ---------        -------        ---------         -------

OPERATING INCOME                      11,385         14,585           23,910          30,425

INTEREST EXPENSE, NET                 14,392         14,477           28,708          28,948
                                   ---------        -------        ---------         -------

(LOSS) INCOME BEFORE INCOME TAXES     (3,007)           108           (4,798)          1,477

(BENEFIT) PROVISION FOR INCOME
  TAXES                                 (610)            44           (1,274)            592
                                   ---------        -------        ---------         -------
NET (LOSS) INCOME                  $  (2,397)       $    64        $  (3,524)        $   885
                                   =========        =======        =========         =======

See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                          Six Months Ended
                                                    ----------------------------
                                                   September 30,   September 30,
                                                       2003            2002
                                                   ------------    -------------
OPERATING ACTIVITIES:
   Net (loss) income                                 $(3,524)        $   885
     Adjustments to reconcile net (loss) income
      to net cash provided by operating
      activities:
        Depreciation and amortization                 36,038          33,467
        Amortization of advance location payments     10,360          10,948
        Amortization of intangibles                    7,513           7,453
        Gain on sale of equipment                        (46)           (164)
        Deferred income taxes                         (1,423)            592
        Amortization of deferred issue costs           1,207           1,220
   Change in operating assets and liabilities:
     Other assets                                     (1,184)           (495)
     Receivables, net                                  1,896             611
     Inventories and prepaid expenses                   (608)           (576)
     Accounts payable and accrued expenses, net       (4,388)          1,030
     Accrued interest                                     (1)           (171)
                                                     -------         -------
   Net cash provided by operating activities          45,840          54,800
                                                     -------         -------
INVESTING ACTIVITIES:
   Additions to property and equipment               (36,539)        (36,908)
   Advance location payments to location owners      (12,337)         (9,544)
   Proceeds from sale of property and equipment          204             491
                                                     -------         -------
   Net cash used in investing activities             (48,672)        (45,961)
                                                     -------         -------
FINANCING ACTIVITIES:
   Proceeds from credit facility                       8,200           6,000
   Repayments to credit facility                      (4,000)         (9,750)
   Net repayments to Parent                             (291)           (729)
   Borrowings (repayments) of bank and other
     borrowings                                          599              (8)
   Principal payments on capitalized lease
     obligations                                      (2,080)         (2,017)
                                                     -------         -------
   Net cash provided by (used in) financing
     activities                                        2,428          (6,504)
                                                     -------         -------
   Net (decrease) increase in cash and cash
     equivalents                                        (404)          2,335

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        27,428          27,820
                                                     -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $27,024         $30,155
                                                     =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid, net                                $27,529         $27,963
                                                     =======         =======
   Income taxes paid                                 $   239         $   177
                                                     =======         =======
NON-CASH FINANCING ACTIVITIES:
   Acquisition of fixed assets through capital
     leases                                          $ 2,904         $ 1,681
                                                     =======         =======

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

      Coinmach   Corporation,   a  Delaware   corporation   ("Coinmach"  or  the
"Company"),   is  the  leading  supplier  of  outsourced  laundry  services  for multi-family housing properties in North America. The condensed consolidated financial statements of Coinmach include the accounts of all of its subsidiaries. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC" or the "Parent"), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC ("Holdings"), the ultimate parent. Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and its subsidiaries.

      The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating and providing laundromat services at retail laundromats. Through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary jointly-owned by the Company and Holdings, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At September 30, 2003, the Company owned and operated approximately 875,000 laundry machines in approximately 80,000 locations throughout North America and in 164 retail laundromats located throughout Texas and Arizona.

      Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, commencing in September 2002, through its wholly-owned subsidiary American Laundry Franchising Corp. ("ALFC"), began to build and develop laundromat facilities for sale as franchise locations.

      The contribution by AWA and CLC of all of their respective outstanding common stock to Holdings in exchange for substantially equivalent equity interests in Holdings in March 2003 did not result in a change in reporting entity. The accompanying financial statements include the accounts of Coinmach and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                      COINMACH CORPORATION AND SUBSIDIARIES

1.    Basis of Presentation (continued)

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

2.    Goodwill and Contract Rights

      Goodwill roll forward for the six months ended September 30, 2003 consists of the following (in thousands):

              Excess costs of investments over net
                 assets acquired - beginning of period     $203,860
              Acquisitions                                       44
                                                           --------
              Excess costs of investments over net
                assets acquired - end of period            $203,904
                                                           ========

      The Company completed its most recent goodwill impairment test as of December 31, 2002. The test involved the assessment of the fair market value of the Company's segments. No impairment of goodwill was indicated at that time. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. The annual impairment test for the 2004 fiscal year will be completed by the Company's fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

      Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts arose primarily from purchase price allocations pursuant to acquisitions based on independent valuations. The Company does not record contract rights relating to new locations signed in the ordinary course of business. Such contract rights are amortized using accelerated methods over periods ranging from 30-35 years.

                      COINMACH CORPORATION AND SUBSIDIARIES

2.    Goodwill and Contract Rights (continued)

      Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

              Years ending March 31,
              ----------------------
                   2004 (remaining balance)         $7.0
                   2005                             13.7
                   2006                             13.4
                   2007                             13.1
                   2008                             12.8

      Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

3.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                           September 30,   March 31,
                                               2003           2003
                                           -------------   ---------
             9% Senior Notes due 2010         $450,000      $450,000
             Credit facility indebtedness      265,450       261,250
             Obligations under capital
               leases                            7,652         6,828
             Other                                 633            34
                                              --------      --------
                                              $723,735      $718,112
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

                      COINMACH CORPORATION AND SUBSIDIARIES

3.    Long-Term Debt (continued)

      At September 30, 2003, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) $261.3 million of term loans with interest rates ranging from 3.87% to 4.12%. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of September 30, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of September 30, 2003, the Company had approximately $4.2 million outstanding under its revolving credit facility, bearing interest at a rate of 3.87%, which is scheduled to expire on January 25, 2008.

      In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At September 30, 2003, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Credit Facility.

      On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the condensed consolidated balance sheet at September 30, 2003 of approximately $2.3 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

                      COINMACH CORPORATION AND SUBSIDIARIES

4.    Appliance Warehouse Transfer

      On November 29, 2002 (the "Transfer Date"), the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. In March 2003, through a series of transactions, all of the outstanding common stock of AWA and all of the outstanding capital stock of CLC was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common and preferred membership units) in Holdings. As a result of these transactions,
(i) Holdings  became the sole holder of all of the outstanding AWA Common Stock,
(ii) the Company became the sole holder of all of the outstanding AWA Preferred Stock, (iii) CLC became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of CLC became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Credit Facility.

5.    Guarantor Subsidiary

      The Company's domestic subsidiaries (collectively, the "Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because the Company owns all of the outstanding voting shares of such Guarantor Subsidiaries, and the guarantees issued by such Guarantor Subsidiaries are full and unconditional. The condensed consolidating balance sheet as of September 30, 2003 and March 31, 2003, the condensed consolidating statements of operations for the three and six months ended September 30, 2003 and the condensed consolidating statement of cash flows for the six months ended September 30, 2003 include AWA as a Guarantor Subsidiary, however, any prior corresponding periods do not include AWA as a Guarantor Subsidiary.

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries is as follows:

Condensed Consolidating Balance Sheets (in thousands of dollars)

                                                           September 30, 2003
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
ASSETS
Cash, receivables, inventory and
  prepaid expenses                      $37,342         $20,589       $     -         $57,931
Advance location payments                74,429             105             -          74,534
Land, property and equipment, net       257,582          32,305             -         289,887
Intangible assets, net                  522,467           9,754             -         532,221
Intercompany loans and advances          40,806         (40,806)            -               -
Investment in subsidiaries              (26,510)              -        26,510               -
Investment in preferred stock            16,007               -       (16,007)              -
Other assets                             39,778             413       (20,961)         19,230
                                       --------         -------      --------        --------
Total assets                           $961,901         $22,360      $(10,458)       $973,803
                                       ========         =======      ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses   $66,344         $ 9,177       $     -         $75,521
Deferred income taxes                    75,116           2,852             -          77,968
Debt                                    723,455          21,241       (20,961)        723,735
Due to parent                            50,572               -             -          50,572

Preferred stock and dividends payable         -          16,007       (16,007)              -
Total stockholder's equity               46,414         (26,917)       26,510          46,007
                                       --------        -------       --------        --------
Total liabilities and stockholder's
  equity                               $961,901         $22,360      $(10,458)       $973,803
                                       ========         =======      ========        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed Consolidating Balance Sheets (in thousands of dollars)
(continued)

                                                          March 31, 2003
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
ASSETS
Cash, receivables, inventory and
  prepaid expenses                      $40,217        $19,406        $     -         $59,623
Advance location payments                70,782            129              -          70,911
Land, property and equipment, net       255,814         30,872              -         286,686
Intangible assets, net                  529,433          9,754              -         539,187
Intercompany loans and advances          36,729        (36,729)             -               -
Investment in subsidiaries              (26,485)             -         26,485               -
Investment in preferred stock            15,135              -        (15,135)              -
Other assets                             39,634            243        (20,123)         19,754
                                       --------        -------        -------        --------
Total assets                           $961,259        $23,675        $(8,773)       $976,161
                                       ========        =======        =======        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses   $66,606        $11,157        $     -         $77,763
Deferred income taxes                    76,751          2,870              -          79,621
Debt                                    717,702         20,533        (20,123)        718,112
Due to parent                            50,863              -              -          50,863

Preferred stock and dividends payable         -         15,135        (15,135)              -
Total stockholder's equity               49,337        (26,020)        26,485          49,802
                                       --------        -------        -------        --------
Total liabilities and stockholder's
  equity                               $961,259        $23,675        $(8,773)       $976,161
                                       ========        =======        =======        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed Consolidating Statements of Operations (in thousands of dollars)

                                               Three months ended September 30, 2003
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
Revenues                               $114,760        $15,191        $     -        $129,951
Costs and expenses                      103,887         14,679              -         118,566
                                       --------        -------        -------        --------
Operating income                         10,873            512              -          11,385
Interest expense                         13,938            454              -          14,392
                                       --------        -------        -------        --------
                                         (3,065)            58              -          (3,007)
Income taxes                               (634)            24              -            (610)
                                       --------        -------        -------        --------
                                         (2,431)            34              -          (2,397)
Equity in loss of subsidiaries              (34)             -             34               -
                                       --------        -------        -------        --------
                                         (2,397)            34            (34)         (2,397)
Dividend income                            (470)             -            470               -
                                       --------        -------        -------        --------
Net loss                                $(1,927)       $    34        $  (504)        $(2,397)
                                       ========        =======        =======        ========

                                                Three months ended September 30, 2002
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
Revenues                               $122,755        $ 9,116        $     -        $131,871
Costs and expenses                      108,107          9,179              -         117,286
                                       --------        -------        -------        --------
Operating income                         14,648            (63)             -          14,585
Interest expense                         14,473              4              -          14,477
                                       --------        -------        -------        --------
                                            175            (67)             -             108
Income taxes                                 71            (27)             -              44
                                       --------        -------        -------        --------
                                            104            (40)             -              64
Equity in earnings of subsidiaries          (40)             -             40               -
                                       --------        -------        -------        --------
Net income (loss)                       $    64        $   (40)       $    40         $    64
                                       ========        =======        =======        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed Consolidating Statements of Operations (in thousands of dollars)

                                                  Six months ended September 30, 2003
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
Revenues                               $232,356        $30,112        $     -        $262,468
Costs and expenses                      209,258         29,300              -         238,558
                                       --------        -------        -------        --------
Operating income                         23,098            812              -          23,910
Interest expense                         27,853            855              -          28,708
                                       --------        -------        -------        --------
                                         (4,755)           (43)             -          (4,798)
Income taxes                             (1,256)           (18)             -          (1,274)
                                       --------        -------        -------        --------
                                         (3,499)           (25)             -          (3,524)
Equity in loss of subsidiaries               25              -            (25)              -
                                       --------        -------        -------        --------
                                         (3,524)           (25)            25          (3,524)
Dividend income                            (872)             -            872               -
                                       --------        -------        -------        --------
Net loss                                $(2,652)       $   (25)       $  (847)        $(3,524)
                                       ========        =======        =======        ========

                                                  Six months ended September 30, 2002
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
Revenues                               $248,472        $19,693        $     -        $268,165
Costs and expenses                      218,122         19,618              -         237,740
                                       --------        -------        -------        --------
Operating income                         30,350             75              -          30,425
Interest expense                         28,940              8              -          28,948
                                       --------        -------        -------        --------
                                          1,410             67              -           1,477
Income taxes                                565             27              -             592
                                       --------        -------        -------        --------
                                            845             40              -             885
Equity in earnings of subsidiaries           40              -            (40)              -
                                       --------        -------        -------        --------
Net income (loss)                       $   885        $    40        $   (40)        $   885
                                       ========        =======        =======        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed Consolidating Statements of Cash Flows (in thousands of dollars)

                                                 Six months ended September 30, 2003
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                $(2,652)       $   (25)       $  (847)        $(3,524)
Noncash adjustments                      49,742          3,907              -          53,649
Change in operating assets and
  liabilities                            (2,281)        (2,005)             -          (4,286)
                                       --------        -------        -------        --------
Net cash provided by operating
  activities                             44,809          1,877           (847)         45,839
                                       --------        -------        -------        --------

INVESTING ACTIVITIES
Investment in and advances to
  subsidiaries                             (847)             -            847               -
Capital expenditures                    (43,375)        (5,500)             -         (48,875)
Sale of property and equipment                -            204              -             204
                                       --------        -------        -------        --------
Net cash used in investing activities   (44,222)        (5,296)           847         (48,671)
                                       --------        -------        -------        --------

FINANCING ACTIVITIES
Other financing items                    (2,357)         4,785              -           2,428
                                       --------        -------        -------        --------
Net cash (used in) provided by
  financing activities                   (2,357)         4,785              -           2,428
                                       --------        -------        -------        --------

Net (decrease) increase in cash and
  cash equivalents                       (1,770)         1,366              -            (404)
Cash and cash equivalents, beginning
  of period                              26,054          1,374              -          27,428
                                       --------        -------        -------        --------
Cash and cash equivalents, end of
  period                                $24,284     $    2,740     $        -         $27,024
                                       ========        =======        =======        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

5.  Guarantor Subsidiary (continued)

Condensed Consolidating Statements of Cash Flows (in thousands of dollars) (continued)

                                                Six months ended September 30, 2002
                                      ---------------------------------------------------------
                                      Coinmach and
                                      Non-Guarantor   Guarantor
                                      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net loss                                $   885        $    40        $   (40)        $   885
Noncash adjustments                      53,189            327              -          53,516
Change in operating assets and
  liabilities                             1,160           (761)             -             399
                                       --------        -------        -------        --------
Net cash provided by (used in)
  operating activities                   55,234           (394)           (40)         54,800
                                       --------        -------        -------        --------

INVESTING ACTIVITIES
Investment in and advances to
  subsidiaries                              (40)             -             40               -
Capital expenditures                    (46,423)           (29)             -         (46,452)
Sale of property and equipment              491              -              -             491
                                       --------        -------        -------        --------
Net cash used in investing activities   (45,972)           (29)            40         (45,961)
                                       --------        -------        -------        --------

FINANCING ACTIVITIES
Other financing items                    (6,793)           289              -          (6,504)
                                       --------        -------        -------        --------
Net cash (used in) provided by
  financing activities                   (6,793)           289              -          (6,504)
                                       --------        -------        -------        --------

Net increase (decrease) in cash and
  cash equivalents                        2,469           (134)             -           2,335
Cash and cash equivalents, beginning
  of period                              27,562            258              -          27,820
                                       --------        -------        -------        --------
Cash and cash equivalents, end of
  period                                $30,031        $   124        $     -         $30,155
                                       ========        =======        =======        ========

                      COINMACH CORPORATION AND SUBSIDIARIES

6.    Segment Information

      The Company reports segment information for the route segment, its only reportable segment. Information for the Company's other business operations are reported as "All other". The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in "All other" include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company's subsidiaries, Super Laundry and ALFC. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net), cash flow and growth opportunity. The accounting policies of the reportable segment and other businesses are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

                      COINMACH CORPORATION AND SUBSIDIARIES

6.  Segment Information (continued)

      The table below presents information about the Company's segments (in thousands of dollars):

                                  Three Months ended         Six Months ended
                                     September 30,             September 30,
                                --------------------      ---------------------
                                  2003        2002          2003         2002
                                --------    --------      --------    ---------
Revenue:
--------
   Route                        $114,761    $115,619      $232,356    $ 234,730
   All other:
      Distribution                 7,074       9,116        14,220       19,693
      Rental                       8,116       7,136        15,892       13,742
                                --------    --------      --------    ---------
         Subtotal All other       15,190      16,252        30,112       33,435
                                --------    --------      --------    ---------
   Total                        $129,951    $131,871      $262,468    $ 268,165
                                ========    ========      ========    =========

EBITDA:
-------
   Route                        $ 37,512    $ 39,583      $ 76,651    $  80,483
   All other                       2,740       3,002         5,247        5,878
   General and administrative
      expenses                    (1,868)     (2,026)       (4,077)      (4,068)
                                --------    --------      --------    ---------
   Total(1)                     $ 38,384    $ 40,559      $ 77,821    $  82,293
                                ========    ========      ========    =========

(Loss) Income before taxes:
---------------------------
   Route(2)                     $ 13,092    $ 15,786      $ 27,826    $  32,970
   All other(2)                      742       1,246         1,277        2,365
   General and administrative
      expenses                    (1,868)     (2,026)       (4,077)      (4,068)
   Depreciation and
      amortization                  (581)       (421)       (1,116)        (842)
   Interest expense              (14,392)    (14,477)      (28,708)     (28,948)
                                --------    --------      --------    ---------
      (Loss) income before
         taxes                  $ (3,007)   $    108      $ (4,798)   $   1,477
                                ========    ========      ========    =========

---------------------
(1) See description of "Non-GAAP Financial Measures" immediately following this table for a reconciliation of EBITDA to net (loss) income for the periods indicated above.

(2) Operating income before deducting general and administrative expenses.

                      COINMACH CORPORATION AND SUBSIDIARIES

6.    Segment Information (continued)

Non-GAAP Financial Measures

      Management shows EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net), a non-GAAP financial measure, in its financial reports and believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. In addition, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's EBITDA to net (loss) income for each period presented (in millions of dollars):

                                   Three Months ended          Six Months ended
                                     September 30,              September 30,
                                  ------------------         -------------------
                                   2003          2002          2003         2002
                                  ------        -----        ------        -----
Net (loss) income                 $ (2.4)       $ 0.1        $ (3.5)       $ 0.9
(Benefit) provision for
  income taxes                      (0.6)         -            (1.3)         0.6
Interest expense, net               14.4         14.5          28.7         28.9
Depreciation and amortization       27.0         26.0          53.9         51.9
                                  ------        -----        ------        -----
EBITDA                            $ 38.4        $40.6        $ 77.8        $82.3
                                  ======        =====        ======        =====

                      COINMACH CORPORATION AND SUBSIDIARIES

7.    Income Taxes

      The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                         September 30, 2003    March 31, 2003
                                         ------------------    --------------
Deferred tax liabilities:
Accelerated tax depreciation and
  contract rights                            $  114,535          $ 113,436
Other, net                                        1,726              1,452
                                             ----------          ---------
                                                116,261            114,888
                                             ----------          ---------
Deferred tax assets:
Interest rate swap                                1,568              1,338
Net operating loss carryforwards                 34,577             31,848
Covenant not to compete                           1,148              1,081
Other                                             1,000              1,000
                                             ----------          ---------
                                                 38,293             35,267
                                             ----------          ---------
Net deferred tax liability                   $   77,968          $  79,621
                                             ==========          =========


      The net operating loss carryforwards of approximately $84.6 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2004 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

      The (benefit) provision for income taxes consists of (in thousands of dollars):

                             Three Months ended          Six Months ended
                                September 30,              September 30,
                             -------------------        -------------------
                              2003          2002          2003         2002
                             -----         -----        -------       -----
         Federal             $(534)        $  35        $(1,110)      $ 462
         State                 (76)            9           (164)        130
                             -----         -----        -------       -----
                             $(610)        $  44        $(1,274)      $ 592
                             =====         =====        =======       =====

                      COINMACH CORPORATION AND SUBSIDIARIES

7.  Income Taxes (continued)

      The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands of dollars):

                                  Three Months ended          Six Months ended
                                     September 30,              September 30,
                                 --------------------       -------------------
                                  2003           2002        2003          2002
                                 ------         -----       -------       -----
Expected tax (benefit)
   provision                    $(1,012)        $  38       $(1,639)      $ 517
NOL valuation allowance             433             -           433           -
State tax (benefit) provision,
   net of federal taxes             (49)            5          (106)         84
Permanent book/tax differences       18             1            38          (9)
                                 ------         -----       -------       -----
Tax (benefit) provision          $ (610)        $  44       $(1,274)      $ 592
                                 ======         =====       =======       =====


      The formation of AWA and related restructuring transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

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

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General (continued)
-------

      In addition to its route business, the Company operates an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), its wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, commencing in September 2002, through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), began to build and develop laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC entered into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

      The Company also operates an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a recently formed subsidiary of the Company that is jointly-owned by the Company and Coinmach Holdings, LLC, a Delaware limited liability company and the Company's ultimate parent ("Holdings"), which leases laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

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

      Revenue and cash and cash equivalents include an estimate of cash not yet collected from laundry room locations at the end of a reporting period.

      The Company is required to estimate the collectibility of its receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2003 was approximately $1.9 million.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Policies Involving Significant Estimates (continued)
---------------------------------------------------

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

      COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

      The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

              Three months ended September 30,    Six months ended September 30,
              --------------------------------    ------------------------------
                 2003       2002     Change        2003      2002     Change
               -------    -------    ------      -------   --------   ------
Route          $ 114.8    $ 115.6    $ (0.8)     $ 232.4   $  234.7    $(2.3)
Distribution       7.1        9.1      (2.0)        14.2       19.7     (5.5)
Rental             8.1        7.2       0.9         15.9       13.8      2.1
               -------    -------    ------      -------   --------   ------
               $ 130.0    $ 131.9    $ (1.9)     $ 262.5   $  268.2    $(5.7)
               =======    =======    ======      =======   ========   ======

      Revenue decreased by approximately $1.9 million or 1% for the three-month period ended September 30, 2003, as compared to the prior year's corresponding period. Revenue decreased by approximately $5.7 million or 2% for the six-month period ended September 30, 2003, as compared to the prior year's corresponding period.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

            Route revenue for the three months ended September 30, 2003 decreased by approximately $0.8 million or less than 1% over the prior year's corresponding period. Route revenue for the six months ended September 30, 2003 decreased by approximately $2.3 million or 1% from the prior year's corresponding period. Management believes that the decrease in route revenue for the current periods as compared to the prior year's corresponding periods was primarily the result of increased vacancies, which management believes became apparent during the quarter ended September 30, 2002, related to locations in certain regions, principally in the Southeast and Texas, as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA in the prior year's corresponding periods. This decrease was slightly offset by an improvement in revenue due to the timing of price changes and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in these regions increase in the future, route revenue in such regions may continue to decrease. Any such decrease, however, may be mitigated by the Company's geographic diversity.

            Distribution revenue for the three months ended September 30, 2003 decreased by approximately $2.0 million or 22% from the prior year's corresponding period. Distribution revenue for the six months ended September 30, 2003 decreased by approximately $5.5 million or 28% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced downward pressure.

            Rental revenue for the three months ended September 30, 2003 increased by approximately $0.9 million or 13% over the prior year's corresponding period. Rental revenue for the six months ended September 30, 2003 increased by approximately $2.1 million or 15% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the prior year's corresponding periods.

      Laundry operating expenses increased by approximately $0.4 million or less than 1% for the three-month period ended September 30, 2003, as compared to the prior year's corresponding period. Laundry operating expenses decreased by approximately $1.2 million or less than 1% for the six months ended September 30, 2003, as compared to the prior year's corresponding period. The increase in laundry operating expenses for the three-month period was due primarily to increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs in the Company's retail laundromats caused by increased natural gas prices, offset

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

by a reduction in cost of sales related to the decreased revenue experienced in the distribution business, as discussed above. This decrease in laundry operating expenses for the six-month period was due primarily to a reduction in cost of sales related to the decreased revenue experienced in the distribution business, as discussed above, offset by increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs in the Company's retail laundromats. As a percentage of revenues, laundry operating expenses were approximately 69% for both the three- and six-month periods ended September 30, 2003, as compared to 68% for both the three- and six-month periods ended September 30, 2002.

      General and administrative expenses decreased by approximately $0.2 million for the three-month period ended September 30, 2003, as compared to the prior year's corresponding period. General and administrative expenses remained unchanged for the six-month period ended September 30, 2003, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.5% for the three-month period ended September 30, 2003 and approximately 1.6% for the six-month period ended September 30, 2003, as compared to approximately 1.6% for both the three- and six-month periods ended September 30, 2002.

      Depreciation and amortization expense increased by approximately 4% for the three- and six-month periods ended September 30, 2003, as compared to the prior year's corresponding periods. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

      Operating income margins were approximately 8.8% for the three-month period ended September 30, 2003, as compared to approximately 11.1% for the prior year's corresponding period. Operating income margins were approximately 9.1% for the six-month period ended September 30, 2003, as compared to approximately 11.3% for the prior year's corresponding period. The decrease in operating income margin was primarily due to the decreased revenue in the distribution business as discussed above, offset by internal growth of the machine base in the rental business.

      Interest expense, net, decreased by less than 1% for the three- and six-month periods ended September 30, 2003, as compared to the prior year's corresponding periods. The decrease in interest expense was primarily due to decreased borrowing levels under the Company's $355 million senior secured credit facility (the "Senior Credit Facility"), a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from interest rate swap agreements entered into by the Company in September 2002 that are at a slightly higher fixed rate compared to variable rates.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)
---------------------

      The benefit for income taxes for the six-month period ended September 30, 2003 was approximately $1.3 million as compared to a provision for income taxes of approximately $0.6 million for the prior year's corresponding period. The change for the six-month period is due to the corresponding decrease in pretax loss from approximately $4.8 million for the six-month period ended September 30, 2003 as compared to a pretax income of approximately $1.5 million for the six-month period ended September 30, 2002. The effective tax rate for the six-month period ended September 30, 2003 was 27% as compared to 40% for the prior year's corresponding period. The effective tax rate for the six-month period ended September 30, 2003 reflects changes in the amount of net operating loss carryforwards that the Company will be able to utilize.

      Net loss was approximately $3.5 million for the six-month period ended September 30, 2003, as compared to net income of approximately $0.9 million for the prior year's corresponding period. The increase in net loss was primarily the result of decreased revenue, as discussed above.

      The following table sets forth EBITDA (before deducting general and administrative expenses) for each of the route, distribution and rental divisions for the years indicated (in millions of dollars):

              Three months ended September 30,    Six months ended September 30,
              --------------------------------    ------------------------------
                 2003      2002      Change       2003      2002     Change
                -----     ------     ------      -----     ------    ------
Route           $37.5     $ 39.6     $ (2.1)     $76.6     $ 80.5    $ (3.9)
Distribution     (0.3)       0.3       (0.6)      (1.0)       0.6      (1.6)
Rental            3.1        2.7        0.4        6.3        5.3       1.0
G&A              (1.9)      (2.0)       0.1       (4.1)      (4.1)      -
                -----     ------     ------      -----     ------    ------
                $38.4     $ 40.6     $ (2.2)     $77.8     $ 82.3    $ (4.5)
                =====     ======     ======      =====     ======    ======

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

      EBITDA was approximately $38.4 million for the three months ended September 30, 2003, as compared to approximately $40.6 million for the three months ended September 30, 2002. EBITDA margins declined to approximately 29.5% for the three months ended September 30, 2003, as compared to approximately 30.8% for the prior year's corresponding period. This decrease was primarily the result of decreased revenues in the route and distribution businesses, increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as discussed above.

      EBITDA was approximately $77.8 million for the six months ended September 30, 2003, as compared to approximately $82.3 million for the prior year's corresponding period. EBITDA margins declined to approximately 29.6% for the six months ended September 30, 2003, as compared to approximately 30.7% for the prior year's corresponding period. This decrease was primarily the result of decreased revenues in the route business, increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as discussed above.

Liquidity and Capital Resources
-------------------------------

      The Company continues to have substantial indebtedness and debt service requirements. At September 30, 2003, the Company had outstanding debt of approximately $723.7 million, which included $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and $265.5 million of borrowings under its Senior Credit Facility. The Company's stockholder's equity was approximately $46.0 million as of September 30, 2003.

      The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of September 30, 2003 consisted of cash and cash equivalents of $27.0 million and available borrowings under its Senior Credit Facility of approximately $69.7 million.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)
-------------------------------

      On January 25, 2002, the Company issued the 9% Senior Notes and entered into the Senior Credit Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of approximately $18.3 million and $243.0 million as of September 30, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of September 30, 2003, the Company had approximately $4.2 million outstanding under its revolving credit facility, bearing interest at a rate of 3.87%, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at September 30, 2003 were approximately $1.1 million.

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

      On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with JP Morgan effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with Credit Lyonnais effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with Deutsche Bank AG effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the Consolidated Balance Sheet at September 30, 2003 of approximately $2.3 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

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

      Capital expenditures for the three-month period ended September 30, 2003 were approximately $25.2 million (excluding approximately $1.1 million relating to capital lease payments). Capital expenditures for the six-month period ended September 30, 2003 were approximately $48.9 million (excluding approximately $2.1 million relating to capital lease payments). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the six months ended September 30, 2003 included approximately $1.5 million attributable to technology upgrades. The Company's installed base of machines for the route business increased by approximately 3,900 machines for the six-month period ended September 30, 2003. The growth in the rental business machine base was approximately 14,800 for the six-month period ended September 30, 2003. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While the Company estimates that it will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

      The  following  table  sets  forth  the  Company's  capital   expenditures
(excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

              Three months ended September 30,    Six months ended September 30,
              --------------------------------    ------------------------------
                 2003      2002      Change       2003      2002     Change
               ------     ------     ------      -----     ------    ------
Route          $ 22.2     $ 19.8     $  2.4      $43.4     $ 40.1    $  3.3
Distribution      0.2        -          0.2        0.4        -         0.4
Rental            2.8        2.9       (0.1)       5.1        6.3      (1.1)
               ------     ------     ------      -----     ------    ------
               $ 25.2     $ 22.7     $  2.5      $48.9     $ 46.4    $  2.6
               ======     ======     ======      =====     ======    ======

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

      Management believes that cash generated by operations and from borrowings under the Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the Senior Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility or the indenture governing the 9% Senior Notes.

Certain Accounting Treatment
----------------------------

      The Company's depreciation and amortization expense, which aggregated approximately $53.9 million for the six months ended September 30, 2003, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the
Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indications of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

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

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's principal exposure to market risk relates to changes in interest rates on its long-term borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of September 30, 2003, the Company had approximately $115.5 million outstanding relating to its variable rate debt portfolio.

      The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable interest rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense on such variable interest rate debt would increase by approximately $2.3 million, assuming the total amount of variable interest rate debt outstanding was $115.5 million, the balance as of September 30, 2003.

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

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

      The Company's management, together with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them by others within the Company on a timely basis. However, there is no assurance that the Company's disclosure controls and procedures will operate effectively under all circumstances. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

                  31.1 Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K
                  -------------------

                  None.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COINMACH CORPORATION


Date:  November 4, 2003             /s/ Robert M. Doyle
                                    ------------------------------------------
                                    Robert M. Doyle

                                    Senior Vice President and Chief Financial
                                    Officer (On behalf of registrant and as Principal Financial Officer)