Form 10-Q
period 2003-12-31
COINMACH CORP
filed 2004-02-13
CIK 91693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________.

COMMISSION FILE NUMBER 0-7694


                              COINMACH CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                           53-0188589
--------------------------------                            --------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

303 SUNNYSIDE BLVD., SUITE 70, PLAINVIEW, NEW YORK                  11803
--------------------------------------------------          --------------------
(Address of principal executive offices)                          (zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 349-8555


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  [X]   NO [_].

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [_] NO [X].

AS OF THE CLOSE OF BUSINESS ON FEBRUARY 13, 2004, COINMACH CORPORATION HAD OUTSTANDING 100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE (THE "COMMON STOCK"), ALL OF WHICH SHARES WERE HELD BY COINMACH LAUNDRY CORPORATION.


                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.

FINANCIAL INFORMATION                                                                                    PAGE NO.
---------------------                                                                                    -------

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              December 31, 2003 (Unaudited) and March 31, 2003                                                3

              Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months and Nine Months Ended December 31, 2003 and 2002                                   4

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended December 31, 2003 and 2002                                                    5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                                6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations          23

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                     35

Item 4.       Controls and Procedures                                                                        36


PART II.

OTHER INFORMATION
-----------------

Item 1.       Legal Proceedings                                                                              37

Item 2.       Changes in Securities                                                                          37

Item 3.       Defaults Upon Senior Securities                                                                37

Item 4.       Submission of Matters to a Vote of Security Holders                                            37

Item 5.       Other Information                                                                              37

Item 6.       Exhibits and Reports on Form 8-K                                                               37


SIGNATURE PAGE                                                                                               38


                      COINMACH CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                     December 31, 2003           March 31, 2003(1)
                                                                     -----------------           --------------
                                                                        (Unaudited)

ASSETS:

Cash and cash equivalents                                                $   37,511                 $   27,428
Receivables, net                                                              6,565                     10,453
Inventories                                                                  13,728                     14,125
Prepaid expenses                                                              5,806                      7,617
Advance location payments                                                    73,274                     70,911
Land, property and equipment, net of accumulated depreciation
  of $236,222 and $182,474                                                  287,168                    286,686
Contract rights, net of accumulated amortization of $83,602
  and $73,027                                                               326,306                    335,327
Goodwill                                                                    205,108                    203,860
Other assets                                                                 18,800                     19,754
                                                                         -----------                -----------
Total assets                                                             $  974,266                 $  976,161
                                                                         ===========                ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accounts payable and accrued expenses                                    $   28,573                 $   36,843
Accrued rental payments                                                      31,857                     29,481
Accrued interest                                                             17,733                      8,094
Interest rate swap liability                                                  2,730                      3,345
Deferred income taxes                                                        77,641                     79,621
Long-term debt                                                              719,409                    718,112
Due to Parent                                                                50,468                     50,863

Stockholder's equity:
     Common stock and capital in excess of par value                        121,065                    121,065
     Accumulated other comprehensive loss, net of tax                        (1,493)                    (2,007)
     Accumulated deficit                                                    (73,717)                   (69,256)
                                                                         -----------                -----------
Total stockholder's equity                                                   45,855                     49,802
                                                                         -----------                -----------
Total liabilities and stockholder's equity                               $  974,266                 $  976,161
                                                                         ===========                ===========

See accompanying notes.


______
(1)  The March 31, 2003 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             -----------------------------      --------------------------------
                                             DECEMBER 31,     DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                 2003             2002               2003              2002
                                             ------------     ------------      -------------      ------------

REVENUES                                     $  135,740      $  134,923         $  398,208         $  403,088

COSTS AND EXPENSES:
     Laundry operating expenses                  93,612          91,638            274,182            273,442


     General and administrative                   2,169           2,228              6,246              6,296

     Depreciation and amortization               26,959          25,982             80,870             77,850

     Other items, net                                96          (2,507)                96             (2,507)
                                             -----------     -----------        -----------        -----------
                                                122,836         117,341            361,394            355,081
                                             -----------     -----------        -----------        -----------

OPERATING INCOME                                 12,904          17,582             36,814             48,007

INTEREST EXPENSE, NET                            14,424          14,717             43,132             43,665
                                             -----------     -----------        -----------        -----------

(LOSS) INCOME BEFORE INCOME TAXES                (1,520)          2,865             (6,318)             4,342

(BENEFIT) PROVISION FOR INCOME TAXES               (583)          1,385             (1,857)             1,977
                                             -----------     -----------        -----------        -----------

NET (LOSS) INCOME                            $     (937)     $    1,480         $   (4,461)        $    2,365
                                             ===========     ===========        ===========        ===========


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                             Nine Months Ended
                                                                                      ----------------------------------
                                                                                      December 31,         December 31,
                                                                                          2003                 2002
                                                                                      ------------         ------------

OPERATING ACTIVITIES:
     Net (loss) income                                                                $   (4,461)          $    2,365
        Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Depreciation and amortization                                                 54,245               50,201
            Amortization of advance location payments                                     15,312               16,439
            Amortization of intangibles                                                   11,313               11,210
            Gain on sale of investment and equipment                                      (1,091)              (3,525)
            Deferred income taxes                                                         (2,082)               1,666
            Amortization of deferred issue costs                                           1,810                1,829
     Change in operating assets and liabilities:
        Other assets                                                                      (1,638)                (414)
        Receivables, net                                                                   3,888                  309
        Inventories and prepaid expenses                                                   2,228               (1,475)
        Accounts payable and accrued expenses, net                                        (7,539)                 189
        Accrued interest                                                                   9,639               10,631
                                                                                      ------------         ------------
     Net cash provided by operating activities                                            81,624               89,425
                                                                                      ------------         ------------

INVESTING ACTIVITIES:
     Additions to property and equipment                                                 (50,505)             (51,127)
     Advance location payments to location owners                                        (16,029)             (16,290)
     Acquisition of assets                                                                (3,423)              (1,841)
     Proceeds from sale of investment                                                      1,022                6,585
     Proceeds from sale of property and equipment                                            334                  727
                                                                                      ------------         ------------
     Net cash used in investing activities                                               (68,601)             (61,946)
                                                                                      ------------         ------------

FINANCING ACTIVITIES:
     Proceeds from credit facility                                                         8,200                6,000
     Repayments to credit facility                                                        (8,200)             (24,750)
     Net repayments to Parent                                                               (395)                (769)
     Borrowings (repayments) of bank and other borrowings                                    548                  (12)
     Principal payments on capitalized lease obligations                                  (3,093)              (3,049)
                                                                                      ------------         ------------
     Net cash used in financing activities                                                (2,940)             (22,580)
                                                                                      ------------         ------------
     Net increase in cash and cash equivalents                                            10,083                4,899

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            27,428               27,820
                                                                                      ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   37,511           $   32,719
                                                                                      ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net                                                               $   31,722           $   31,276
                                                                                      ============         ============
     Income taxes paid                                                                $      274           $      349
                                                                                      ============         ============

NON-CASH FINANCING ACTIVITIES:
     Acquisition of fixed assets through capital leases                               $    3,842           $    3,010
                                                                                      ============         ============

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

         The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating and providing laundromat services at retail laundromats. Through Appliance Warehouse of America, Inc. ("AWA"), a subsidiary jointly-owned by the Company and Holdings, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At December 31, 2003, the Company owned and operated approximately 875,000 laundry machines in approximately 80,000 locations throughout North America and in 164 retail laundromats located throughout Texas and Arizona.

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


2.       GOODWILL AND CONTRACT RIGHTS

         Goodwill roll forward for the nine months ended December 31, 2003 consists of the following (in thousands):

              Goodwill - beginning of period            $203,860
              Acquisitions                                 1,248
                                                        --------
              Goodwill - end of period                  $205,108
                                                        ========

         The Company completed its most recent goodwill impairment test as of January 1, 2003. The test involved the assessment of the fair market value of the Company's segments. No impairment of goodwill was indicated at that time. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. The annual impairment test for the 2004 fiscal year will be completed by the Company's fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

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

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


2.  GOODWILL AND CONTRACT RIGHTS (CONTINUED)

         Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

          Years ending March 31,
               2004 (remaining balance)                $3.5
               2005                                    13.7
               2006                                    13.4
               2007                                    13.1
               2008                                    12.8

         Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

3.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                December 31,       March 31,
                                                    2003              2003
                                                ------------      ----------

          9% Senior Notes due 2010               $  450,000       $  450,000
          Credit facility indebtedness              261,250          261,250
          Obligations under capital leases            7,577            6,828
          Other                                         582               34
                                                 ----------       ----------
                                                 $  719,409       $  718,112
                                                 ==========       ==========


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

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


3.  LONG-TERM DEBT (CONTINUED)

         At December 31, 2003, the Company had  outstanding  debt  consisting of
(a) $450 million of 9% Senior Notes and (b) $261.3 million of term loans with interest rates ranging from 3.94% to 4.88%. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of $18.3 million and $243.0 million as of December 31, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of December 31, 2003, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated interest coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Credit Facility limit the Company's ability to pay dividends. At December 31, 2003, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Credit Facility.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the condensed consolidated balance sheet at December 31, 2003 of approximately $1.5 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.       GUARANTOR SUBSIDIARY

         The Company's domestic subsidiaries (collectively, the "Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because the Company owns all of the outstanding voting shares of such Guarantor Subsidiaries, and the guarantees issued by such Guarantor Subsidiaries are full and unconditional. The condensed consolidating balance sheet as of December 31, 2003 and March 31, 2003, the condensed consolidating statements of operations for the three and nine months ended December 31, 2003 and 2002, and the condensed consolidating statement of cash flows for the nine months ended December 31, 2003 and 2002 include AWA, Super Laundry and ALFC as Guarantor Subsidiaries.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.      GUARANTOR SUBSIDIARY (CONTINUED)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS (IN THOUSANDS OF DOLLARS)

                                                                                DECEMBER 31, 2003
                                                         ---------------------------------------------------------------
                                                           COINMACH
                                                           AND NON-
                                                          GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------

ASSETS
Cash, receivables, inventory and prepaid expenses         $   45,336        $   18,274        $        -      $   63,610
Advance location payments                                     73,274                 -                 -          73,274
Land, property and equipment, net                            255,315            31,853                 -         287,168
Intangible assets, net                                       521,660             9,754                 -         531,414
Intercompany loans and advances                               40,251           (40,251)                -               -
Investment in subsidiaries                                   (27,505)                -            27,505               -
Investment in preferred stock                                 16,371                 -           (16,371)              -
Other assets                                                  39,710               480           (21,390)         18,800
                                                          -----------       -----------       -----------     -----------
Total assets                                              $  964,412        $   20,110        $  (10,256)     $  974,266
                                                          ===========       ===========       ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                     $   72,802        $    8,091        $        -      $   80,893
Deferred income taxes                                         75,451             2,190                 -          77,641
Debt                                                         719,065            21,734           (21,390)        719,409
Due to parent                                                 50,468                 -                 -          50,468

Preferred stock and dividends payable                              -            16,371           (16,371)              -
Total stockholder's equity                                    46,626           (28,276)           27,505          45,855
                                                          -----------       -----------       -----------     -----------
Total liabilities and stockholder's equity                $  964,412        $   20,110        $  (10,256)     $  974,266
                                                          ===========       ===========       ===========     ===========

                      COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.       GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEETS (IN THOUSANDS OF DOLLARS)
(CONTINUED)

                                                                                 MARCH 31, 2003
                                                         ---------------------------------------------------------------
                                                           COINMACH
                                                           AND NON-
                                                          GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------
ASSETS
Cash, receivables, inventory and prepaid expenses         $   40,217        $   19,406        $        -      $   59,623
Advance location payments                                     70,782               129                 -          70,911
Land, property and equipment, net                            255,814            30,872                 -         286,686
Intangible assets, net                                       529,433             9,754                 -         539,187
Intercompany loans and advances                               36,729           (36,729)                -               -
Investment in subsidiaries                                   (26,485)                -            26,485               -
Investment in preferred stock                                 15,135                 -           (15,135)              -
Other assets                                                  39,634               243           (20,123)         19,754
                                                          -----------       -----------       ------------    -----------
Total assets                                              $  961,259        $   23,675        $   (8,773)     $  976,161
                                                          ===========       ===========       ============    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued expenses                     $   66,606        $   11,157        $        -      $   77,763
Deferred income taxes                                         76,751             2,870                 -          79,621
Debt                                                         717,702            20,533           (20,123)        718,112
Due to parent                                                 50,863                 -                 -          50,863

Preferred stock and dividends payable                              -            15,135           (15,135)              -
Total stockholder's equity                                    49,337           (26,020)           26,485          49,802
                                                          -----------       -----------       -----------     -----------
Total liabilities and stockholder's equity                $  961,259        $   23,675        $   (8,773)     $  976,161
                                                          ===========       ===========       ===========     ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.   GUARANTOR SUBSIDIARY (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS OF DOLLARS)

                                                                      THREE MONTHS ENDED DECEMBER 31, 2003
                                                         ----------------------------------------------------------------
                                                         COINMACH AND
                                                           AND NON-
                                                          GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------

Revenues                                                 $   119,173       $    16,567      $          -    $   135,740
Costs and expenses                                           105,016            17,820                 -        122,836
                                                         ------------      ------------     ------------    ------------
Operating income                                              14,157            (1,253)                -         12,904
Interest expense, net                                         13,981               443                 -         14,424
                                                         ------------      ------------     ------------    ------------
                                                                 176            (1,696)                -         (1,520)
Income taxes                                                     118              (701)                -           (583)
                                                         ------------      ------------     ------------    ------------
                                                                  58              (995)                -           (937)
Equity in loss of subsidiaries                                   995                 -              (995)             -
                                                         ------------      ------------     ------------    ------------
                                                                (937)             (995)              995           (937)
Dividend income                                                 (364)                -               364              -
                                                         ------------      ------------     ------------    ------------
Net (loss) income                                        $      (573)      $      (995)     $        631    $      (937)
                                                         ============      ============     ============   ============

                                                                       THREE MONTHS ENDED DECEMBER 31, 2002
                                                         ----------------------------------------------------------------
                                                         COINMACH AND
                                                           AND NON-
                                                          GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------

Revenues                                                 $   119,926       $    14,997      $         -     $   134,923
Costs and expenses                                           103,075            14,266                -         117,341
                                                         ------------      ------------     ------------    ------------
Operating income                                              16,851               731                -          17,582
Interest expense, net                                         14,574               143                -          14,717
                                                         ------------      ------------     ------------    ------------
                                                               2,277               588                -           2,865

Income taxes                                                   1,036               349                -           1,385
                                                         ------------      ------------     ------------    ------------
                                                               1,241               239                -           1,480

Equity in loss of subsidiaries                                  (239)                -              239               -
                                                         ------------      ------------     ------------    ------------
                                                               1,480               239             (239)          1,480
Dividend income                                                 (141)                -              141               -
                                                         ------------      ------------     ------------    ------------
Net income                                               $     1,621       $       239      $      (380)    $     1,480
                                                         ============      ============     ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.   GUARANTOR SUBSIDIARY (CONTINUED)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS OF DOLLARS)

                                                                         NINE MONTHS ENDED DECEMBER 31, 2003
                                                         ----------------------------------------------------------------
                                                         COINMACH AND
                                                           AND NON-
                                                           GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------

Revenues                                                  $  351,529        $   46,679       $        -      $  398,208
Costs and expenses                                           314,274            47,120                -         361,394
                                                          -----------       -----------      -----------     -----------
Operating income                                              37,255              (441)               -          36,814
Interest expense, net                                         41,834             1,298                -          43,132
                                                          -----------       -----------      -----------     -----------
                                                              (4,579)           (1,739)               -          (6,318)
Income taxes                                                  (1,138)             (719)               -          (1,857)
                                                          -----------       -----------      -----------     -----------
                                                              (3,441)           (1,020)               -          (4,461)
Equity in loss of subsidiaries                                 1,020                 -           (1,020)              -
                                                          -----------       -----------      -----------     -----------
                                                              (4,461)           (1,020)           1,020          (4,461)
Dividend income                                               (1,236)                -            1,236               -
                                                          -----------       -----------      -----------     -----------
Net (loss) income                                         $   (3,225)       $   (1,020)      $     (216)     $   (4,461)
                                                          ===========       ===========      ===========     ===========

                                                                         NINE MONTHS ENDED DECEMBER 31, 2002
                                                         ----------------------------------------------------------------
                                                         COINMACH AND
                                                           AND NON-
                                                           GUARANTOR         GUARANTOR
                                                         SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         ------------      ------------     ------------    ------------

Revenues                                                  $  354,656        $   48,432       $        -      $  403,088
Costs and expenses                                           309,302            45,779                -         355,081
                                                          -----------       -----------      -----------     -----------
Operating income                                              45,354             2,653                -          48,007
Interest expense, net                                         43,490               175                -          43,665
                                                          -----------       -----------      -----------     -----------
                                                               1,864             2,478                -           4,342
Income taxes                                                     849             1,128                -           1,977
                                                          -----------       -----------      -----------     -----------
                                                               1,015             1,350                -           2,365

Equity in loss of subsidiaries                                (1,350)                -            1,350               -
                                                          -----------       -----------      -----------     -----------
                                                               2,365             1,350           (1,350)          2,365
Dividend income                                                 (141)                -              141               -
                                                          -----------       -----------      -----------     -----------
Net income                                                $    2,506        $    1,350       $   (1,491)     $    2,365
                                                          ===========       ===========      ===========     ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.   GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS OF DOLLARS)

                                                                           NINE MONTHS ENDED DECEMBER 31, 2003
                                                           ----------------------------------------------------------------
                                                           COINMACH AND
                                                             AND NON-
                                                             GUARANTOR         GUARANTOR
                                                           SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------      ------------     ------------    ------------
OPERATING ACTIVITIES
Net loss                                                    $  (3,225)       $   (1,020)       $    (216)     $   (4,461)
Noncash adjustments                                            72,910             6,597                -          79,507
Change in operating assets and liabilities                      5,629               949                -           6,578
                                                           ------------      ------------     ------------    ------------
Net cash provided by operating activities                      75,314             6,526             (216)         81,624
                                                           ------------      ------------     ------------    ------------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                       (216)                -              216               -
Capital expenditures                                          (59,263)           (7,271)               -         (66,534)
Acquisition of assets                                          (3,423)                -                -          (3,423)
Sale of investment                                              1,022                 -                -           1,022
Sale of property and equipment                                      -               334                -             334
                                                           ------------      ------------     ------------    ------------
Net cash used in investing activities                         (61,880)           (6,937)             216         (68,601)
                                                           ------------      ------------     ------------    ------------

FINANCING ACTIVITIES
Proceeds from debt                                              8,200                 -                -           8,200
Repayment of debt                                              (8,200)                -                -          (8,200)
Other financing items                                          (6,396)            3,456                -          (2,940)
                                                           ------------      ------------     ------------    ------------
Net cash (used in) provided by financing activities            (6,396)            3,456                -          (2,940)
                                                           ------------      ------------     ------------    ------------

Net increase in cash and cash equivalents                       7,038             3,045                -          10,083
Cash and cash equivalents, beginning of period                 26,054             1,374                -          27,428
                                                           ------------      ------------     ------------    ------------
Cash and cash equivalents, end of period                    $  33,092        $    4,419        $       -      $   37,511
                                                           ============      ============     ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


4.   GUARANTOR SUBSIDIARY (CONTINUED)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS OF DOLLARS)
(CONTINUED)

                                                                           NINE MONTHS ENDED DECEMBER 31, 2002
                                                           ----------------------------------------------------------------
                                                           COINMACH AND
                                                             AND NON-
                                                             GUARANTOR         GUARANTOR
                                                           SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------      ------------     ------------    ------------

OPERATING ACTIVITIES
Net income                                                 $     2,506        $    1,350       $   (1,491)     $    2,365
Noncash adjustments                                             71,235             6,585                -          77,820
Change in operating assets and liabilities                      13,377            (4,137)               -           9,240
                                                           ------------       -----------      -----------     -----------
Net cash provided by operating activities                       87,118             3,798           (1,491)         89,425
                                                           ------------       -----------      -----------     -----------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                      (1,491)                -            1,491               -
Capital expenditures                                           (59,966)           (7,451)               -         (67,417)
Acquisition of assets                                           (1,641)             (200)               -          (1,841)
Sale of investment                                               6,585                 -                -           6,585
Sale of property and equipment                                       -               727                -             727
                                                           ------------       -----------      -----------     -----------
Net cash used in investing activities                          (56,513)           (6,924)           1,491         (61,946)
                                                           ------------       -----------      -----------     -----------

FINANCING ACTIVITIES
Proceeds from debt                                               6,000                 -                -           6,000
Repayment of debt                                              (24,750)                -                -         (24,750)
Other financing items                                           (7,527)            3,697                -          (3,830)
                                                           ------------       -----------      -----------     -----------
Net cash (used in) provided by financing activities            (26,277)            3,697                -         (22,580)
                                                           ------------       -----------      -----------     -----------

Net increase in cash and cash equivalents                        4,328               571                -           4,899
Cash and cash equivalents, beginning of period                  27,703               117                -          27,820
                                                           ------------       -----------      -----------     -----------
Cash and cash equivalents, end of period                   $    32,031        $      688       $        -      $   32,719
                                                           ============       ===========      ===========     ===========

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

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


5.       SEGMENT INFORMATION (CONTINUED)

         The table below presents information about the Company's segments (in thousands of dollars):

                                                  THREE MONTHS ENDED DECEMBER 31,         NINE MONTHS ENDED DECEMBER 31,
                                                 --------------------------------         -------------------------------
                                                     2003                2002                2003               2002
                                                 ------------       -------------         ------------      -------------
Revenue:
     Route                                       $   119,173        $    119,926          $   351,529       $    354,656
     All other:
         Distribution                                  8,434               7,551               22,654             27,244
         Rental                                        8,133               7,446               24,025             21,188
                                                 ------------       -------------         ------------      -------------
              Subtotal All other                      16,567              14,997               46,679             48,432
                                                 ------------       -------------         ------------      -------------
     Total                                       $   135,740        $    134,923          $   398,208       $    403,088
                                                 ============       =============         ============      =============

EBITDA:
     Route                                       $    39,249        $     40,441          $   115,900       $    120,924
     All other                                         2,879               2,844                8,126              8,722
     General and administrative expenses              (2,169)             (2,228)              (6,246)            (6,296)
                                                 ------------       -------------         ------------      -------------
     Total(1)                                    $    39,959        $     41,057          $   117,780       $    123,350
                                                 ============       =============         ============      =============

(Loss) Income before taxes:
     Route (2)                                   $    15,028        $     16,637          $    42,854       $     49,607
     All other (2)                                       771               1,087                2,048              3,452
     General and administrative expenses              (2,169)             (2,228)              (6,246)            (6,296)
     Depreciation and amortization                      (630)               (421)              (1,746)            (1,263)
     Other items, net                                    (96)              2,507                  (96)             2,507
     Interest expense                                (14,424)            (14,717)             (43,132)           (43,665)
                                                 ------------       -------------         ------------      -------------
         (Loss) income before taxes              $    (1,520)       $      2,865          $    (6,318)      $      4,342
                                                 ============       =============         ============      =============

_____________
(1)      See description of "Non-GAAP Financial Measures"  immediately following this table for a reconciliation  of EBITDA to net (loss) income for the periods indicated above.
(2)      Operating income before deducting general and  administrative  expenses and other items, net.

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

                                                THREE MONTHS ENDED DECEMBER 31,        NINE MONTHS ENDED DECEMBER 31,
                                                --------------------------------       ------------------------------
                                                    2003               2002               2003               2002
                                                -----------         ----------         ----------         ----------

Net (loss) income                               $    (0.9)          $     1.5          $    (4.5)         $     2.4
(Benefit) provision for income taxes                 (0.6)                1.4               (1.8)               1.9
Interest expense, net                                14.4                14.7               43.1               43.7
Other items, net                                      0.1                (2.5)               0.1               (2.5)
Depreciation and amortization                        27.0                26.0               80.9               77.8
                                                ----------          ----------         ----------         ----------
EBITDA                                          $    40.0           $    41.1          $   117.8          $   123.3
                                                ==========          ==========         ==========         ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


6.       INCOME TAXES

         The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             DECEMBER 31, 2003        MARCH 31, 2003
                                                             -----------------        --------------

Deferred tax liabilities:
Accelerated tax depreciation and contract rights              $     114,930           $     113,436
Other, net                                                            1,676                   1,452
                                                             -----------------        --------------
                                                                    116,606                 114,888
                                                             -----------------        --------------
Deferred tax assets:
Interest rate swap                                                    1,237                   1,338
Net operating loss carryforwards                                     35,322                  31,848
Covenant not to compete                                               1,406                   1,081
Other                                                                 1,000                   1,000
                                                             -----------------        --------------
                                                                     38,965                  35,267
                                                             -----------------        --------------
Net deferred tax liability                                    $      77,641           $      79,621
                                                             =================        ==============



         The net operating loss carryforwards of approximately $86.5 million, after a reduction to reflect the limitation imposed under the provisions of the Internal Revenue Code regarding change of ownership, expire between fiscal years 2004 through 2022. The majority of the Company's net operating loss carryforwards begin to expire after five years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

         The (benefit) provision for income taxes consists of (in thousands of dollars):

                               THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                               -------------------------------      -------------------------------
                                  2003                2002              2003               2002
                               -----------         ----------       ------------        -----------

         Federal               $     (513)         $      887       $    (1,623)        $    1,349
         State                        (70)                498              (234)               628
                               -----------         ----------       ------------        -----------

                               $     (583)         $    1,385       $    (1,857)        $    1,977
                               ===========         ==========       ============        ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


6.       INCOME TAXES (CONTINUED)

         The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands of dollars):

                                              THREE MONTHS ENDED DECEMBER 31,      NINE MONTHS ENDED DECEMBER 31,
                                              -------------------------------      ------------------------------
                                                  2003               2002              2003               2002
                                              -----------       ------------       ----------         ----------

Expected tax (benefit) provision              $    (572)        $   (2,400)        $  (2,211)         $  (7,780)
NOL valuation allowance                               -                  -               433                  -
State tax (benefit) provision, net of
     federal taxes                                  (46)              (172)             (152)              (557)
Permanent book/tax differences                       35              1,312                73              3,937
                                              -----------       ------------       ----------         ----------
Tax (benefit) provision                       $    (583)        $   (1,260)        $  (1,857)         $  (4,400)
                                              ==========        ===========        ==========         ==========

         The formation of AWA and related restructuring transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.


7.       OTHER ITEMS, NET

         In October 2002, CLC contributed its ownership interest in Resident Data, Inc. ("RDI"), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties (the "RDI Sale") for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $0.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of the Company to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by the Company to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry's remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (CONTINUED)


7.  OTHER ITEMS, NET (CONTINUED)

         Under the terms of the RDI Sale, the Company is entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, if paid, are scheduled to be paid in two equal installments in October 2003 and October 2004. In October 2003, the Company received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, the Company recorded income of approximately $1.7 million for the quarter ended December 31, 2003. The Company is not certain as to whether it will receive the remaining amount of such funds.

         Offsetting the additional income related to the RDI Sale for the quarter ended December 31, 2003 was approximately $1.8 million of various expenses related to certain costs associated with the consolidation of certain offices of Super Laundry. This consolidation was the result of several actions taken by the Company to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of various responsibilities among Super Laundry's remaining management team and the write-off of inventory due to obsolescence.

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

         The Company's primary financial objective is to increase its cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both internal growth and growth through acquisitions. The Company has experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with the Company's acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for only the fiscal years ended March 31, 2001 and 2002) accounted for under the purchase method of accounting.

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

         The Company also operates an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a subsidiary of the Company that is jointly-owned by the Company and Coinmach Holdings, LLC, a Delaware limited liability company and the Company's ultimate parent ("Holdings"), which leases laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.


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

         The  Company  is  required  to  estimate  the   collectibility  of  its
receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at December 31, 2003 was approximately $2.5 million.

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

         COMPARISON OF THE THREE- AND NINE-MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

         The following table sets forth the Company's revenues for the periods indicated (in millions of dollars):

                            THREE MONTHS ENDED DECEMBER 31,           NINE MONTHS ENDED DECEMBER 31,
                          ----------------------------------        ----------------------------------
                            2003         2002        CHANGE           2003         2002        CHANGE
                          --------     --------     --------        --------     --------     --------

Route                     $  119.2     $  119.9     $  (0.7)        $  351.5     $  354.7     $  (3.2)
Distribution                   8.4          7.6         0.8             22.7         27.2        (4.5)
Rental                         8.1          7.4         0.7             24.0         21.2         2.8
                          --------     --------     --------        --------     --------     --------
                          $  135.7     $  134.9     $   0.8         $  398.2     $  403.1     $  (4.9)
                          ========     ========     ========        ========     ========     ========


         Revenue increased by approximately $0.8 million or less than 1% for the three-month period ended December 31, 2003, as compared to the prior year's corresponding period. Revenue decreased by approximately $4.9 million or 1% for the nine-month period ended December 31, 2003, as compared to the prior year's corresponding period.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

                  Route revenue for the three months ended December 31, 2003 decreased by approximately $0.7 million or less than 1% over the prior year's corresponding period. Route revenue for the nine months ended December 31, 2003 decreased by approximately $3.2 million or less than 1% from the prior year's corresponding period. Management believes that the decrease in route revenue for the current periods as compared to the prior year's corresponding periods was primarily the result of increased vacancies, which management believes became apparent during the quarter ended September 30, 2002, related to locations in certain regions, principally in the Southeast and Texas, as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA in the prior year's corresponding periods. This decrease was slightly offset by an improvement in revenue due to the timing of price changes and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in these regions increase in the future, route revenue in such regions may continue to decrease. Any such decrease, however, may be mitigated by the Company's geographic diversity.

                  Distribution revenue for the three months ended December 31, 2003 increased by approximately $0.8 million or 11% from the prior year's corresponding period. Distribution revenue for the nine months ended December 31, 2003 decreased by approximately $4.5 million or 17% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced downward pressure. The Company does not expect the closing of operations in California, New Jersey and Maryland to have a material impact on the Company's consolidated results of operations.

                  Rental revenue for the three months ended December 31, 2003 increased by approximately $0.7 million or 9% over the prior year's corresponding period. Rental revenue for the nine months ended December 31, 2003 increased by approximately $2.8 million or 13% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the prior year's corresponding periods.

         Laundry operating expenses increased by approximately $2.0 million or 2% for the three-month period ended December 31, 2003, as compared to the prior year's corresponding period. Laundry operating expenses increased by approximately $0.7 million or less than 1% for the nine months ended December 31, 2003, as compared to the prior year's corresponding period. The increase in laundry operating expenses for the three-month period was due primarily to an increase in cost of sales related to increased revenue in the distribution business, as discussed above, costs associated with expansion into four new markets in the rental business,

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

increased insurance premium costs related to both medical and general business insurance coverage and increased utility costs in the Company's retail laundromats caused by increased natural gas prices. The increase in laundry operating expenses for the nine-month period was due primarily to increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into four new markets in the rental business and increased utility costs in the Company's retail laundromats, offset by a reduction in cost of sales related to decreased revenue in the distribution business, as discussed above. As a percentage of revenues, laundry operating expenses were approximately 69% for both the three- and nine-month periods ended December 31, 2003, as compared to 68% for both the three- and nine-month periods ended December 31, 2002.

         General and administrative expenses decreased by less than $0.1 million for the three-month period ended December 31, 2003, as compared to the prior year's corresponding period. General and administrative expenses decreased by less than $0.1 million for the nine-month period ended December 31, 2003, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the three- and nine-month periods ended December 31, 2003, as compared to approximately 1.7% for the three-month period ended December 31, 2002 and approximately 1.6% for the nine-month period ended December 31, 2002.

         Other items, net, for the three- and nine-month periods ended December 31, 2002 is comprised of a gain of approximately $2.5 million. In October 2002, CLC contributed its ownership interest in Resident Data, Inc. ("RDI"), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties (the "RDI Sale") for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $0.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of the Company to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by the Company to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry's remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

         Other items, net, for the three- and nine-month periods ended December 31, 2003 is comprised of a loss of approximately $0.1 million. Under the terms of the RDI Sale, the Company is entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, if paid, are scheduled to be paid in two equal installments in October 2003 and October 2004. In October 2003, the Company received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, the Company recorded income of approximately $1.7 million for the quarter ended December 31, 2003. The Company is not certain as to whether it will receive the remaining amount of such funds.

         Offsetting the additional income related to the RDI Sale for the quarter ended December 31, 2003 was approximately $1.8 million of various expenses related to certain costs associated with the consolidation of certain offices of Super Laundry. This consolidation was the result of several actions taken by the Company to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of various responsibilities among Super Laundry's remaining management team and the write-off of inventory due to obsolescence.

         Depreciation and amortization expense increased by approximately 4% for the three- and nine-month periods ended December 31, 2003, as compared to the prior year's corresponding periods. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in the Company's installed base of machines.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

         Operating income margins were approximately 9.5% for the three-month period ended December 31, 2003, as compared to approximately 13.0% for the prior year's corresponding period. Operating income margins were approximately 9.2% for the nine-month period ended December 31, 2003, as compared to approximately 11.9% for the prior year's corresponding period. The decrease in operating income margin was primarily due to the decreased revenue in the distribution business as discussed above, as well as the gain realized on the RDI Sale recorded in the quarter ended December 31, 2002.

         Interest expense, net, decreased by approximately 2% for the three-month period ended December 31, 2003, as compared to the prior year's corresponding period. Interest expense, net, decreased by approximately 1% for the nine-month period ended December 31, 2003, as compared to the prior year's corresponding period. The decrease in interest expense was primarily due to decreased borrowing levels under the Company's $355 million senior secured credit facility (the "Senior Credit Facility"), a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from interest rate swap agreements entered into by the Company in September 2002 that are at a slightly higher fixed rate compared to variable rates.

         The benefit for income taxes for the nine-month period ended December 31, 2003 was approximately $1.8 million as compared to a provision for income taxes of approximately $2.0 million for the prior year's corresponding period. The change for the nine-month period is due to the corresponding pretax loss of approximately $6.3 million for the nine-month period ended December 31, 2003 as compared to a pretax income of approximately $4.3 million for the nine-month period ended December 31, 2002. The effective tax rate for the nine-month period ended December 31, 2003 was 29% as compared to 46% for the prior year's corresponding period. The effective tax rate for the nine-month period ended December 31, 2003 reflects changes in the amount of net operating loss carryforwards that the Company will be able to utilize.

         Net loss was approximately $4.5 million for the nine-month period ended December 31, 2003, as compared to net income of approximately $2.4 million for the prior year's corresponding period. The increase in net loss was primarily the result of decreased revenue, as discussed above, as well as the gain realized on the RDI Sale recorded in the quarter ended December 31, 2002.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         The following table sets forth EBITDA (before deducting general and administrative expenses) for each of the route, distribution and rental divisions for the years indicated (in millions of dollars):

                            THREE MONTHS ENDED DECEMBER 31,           NINE MONTHS ENDED DECEMBER 31,
                          ----------------------------------        ----------------------------------
                            2003         2002        CHANGE           2003         2002        CHANGE
                          --------     --------     --------        --------     --------     --------
Route                     $  39.3      $  40.5      $  (1.2)        $ 115.9      $ 120.9      $ (5.0)
Distribution                 (0.1)        (0.2)         0.1            (1.1)         0.4        (1.5)
Rental                        3.0          3.0            -             9.2          8.3         0.9
G&A                          (2.2)        (2.2)           -            (6.2)        (6.3)        0.1
                          --------     --------     --------        --------     --------     -------
                          $  40.0      $  41.1      $  (1.1)        $ 117.8      $ 123.3      $ (5.5)
                          ========     ========     ========        ========     ========     =======


         EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and other items, net. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. EBITDA is also used to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 5 to the Notes to Condensed Consolidated Financial
Statements (Unaudited) for a reconciliation of EBITDA to net (loss) income for the periods indicated in the table immediately above.

         EBITDA was  approximately  $40.0  million  for the three  months  ended
December 31, 2003, as compared to approximately $41.1 million for the three months ended December 31, 2002. EBITDA margins declined to approximately 29.4% for the three months ended December 31, 2003, as compared to approximately 30.4% for the prior year's corresponding period. This decrease was primarily the result of decreased revenues in the route and distribution businesses, increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         EBITDA was approximately $117.8 million for the nine months ended December 31, 2003, as compared to approximately $123.3 million for the prior year's corresponding period. EBITDA margins declined to approximately 29.6% for the nine months ended December 31, 2003, as compared to approximately 30.6% for the prior year's corresponding period. This decrease was primarily the result of decreased revenues in the route business, increased insurance premium costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to have substantial indebtedness and debt service requirements. At December 31, 2003, the Company had outstanding debt of approximately $719.4 million, which included $450 million of its 9% Senior Notes due 2010 (the "9% Senior Notes") and $261.3 million of borrowings under its Senior Credit Facility. The Company's stockholder's equity was approximately $45.9 million as of December 31, 2003.

         The Company's liquidity requirements arise from capital expenditures, interest expense and, to a lesser extent, principal payments on its indebtedness and working capital requirements. The Company has met these requirements in each fiscal year since 1995 primarily from cash flow generated from operations. The Company's primary source of liquidity as of December 31, 2003 consisted of cash and cash equivalents of $37.5 million and available borrowings under its Senior Credit Facility of approximately $71.2 million.

         On January 25, 2002, the Company issued the 9% Senior Notes and entered into the Senior Credit Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Credit Facility is secured by substantially all of the Company's assets. The term loans under the Senior Credit Facility, in aggregate principal amounts outstanding of approximately $18.3 million and $243.0 million as of December 31, 2003, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. The Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at December 31, 2003 were approximately $3.8 million.

                      COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company's working capital requirements are, and are expected to continue to be, minimal since a significant portion of the Company's operating expenses are not paid until after cash is collected from installed machines. Under the Company's existing financing arrangements, the Company is required to make (i) quarterly amortization payments under the Senior Credit Facility commencing on March 31, 2004 with respect to the $30 million (original principal amount) term loan and semi-annual amortization payments commencing on June 30, 2004 with respect to the $250 million (original principal amount) term loan, and
(ii) semi-annual cash interest payments under the 9% Senior Notes on February 1 and August 1 of each year.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the condensed consolidated balance sheet at December 31, 2003 of approximately $1.5 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Capital expenditures for the three-month period ended December 31, 2003 were approximately $17.7 million (excluding approximately $1.0 million relating to capital lease payments and approximately $3.4 million relating to acquisition capital expenditures). Capital expenditures for the nine-month period ended December 31, 2003 were approximately $66.5 million (excluding approximately $3.1 million relating to capital lease payments and approximately $3.4 million relating to acquisition capital expenditures). The primary components of the Company's capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the nine months ended December 31, 2003 included approximately $1.8 million attributable to technology upgrades. The Company's installed base of machines for the route business increased by approximately 7,900 machines for the nine-month period ended December 31, 2003. The growth in the rental business machine base was approximately 18,900 for the nine-month period ended December 31, 2003. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in the Company's financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended.

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

         The following table sets forth the Company's capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

                            THREE MONTHS ENDED DECEMBER 31,           NINE MONTHS ENDED DECEMBER 31,
                          ----------------------------------        ----------------------------------
                            2003         2002        CHANGE           2003         2002        CHANGE
                          --------     --------     --------        --------     --------     --------
Route                     $  16.0      $  19.9      $  (3.9)        $  59.4      $  60.0      $  (0.6)
Distribution                  0.1            -          0.1             0.5            -          0.5
Rental                        1.6          1.2          0.4             6.6          7.4         (0.8)
                          --------     --------     --------        --------     --------     --------
                          $  17.7      $  21.1      $  (3.4)        $  66.5      $  67.4      $  (0.9)
                          ========     ========     ========        ========     ========     ========


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Management believes that cash generated by operations and from borrowings under the Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements for at least the next 12 to 18 months. An inability of the Company, however, to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or in the Senior Credit Facility could result in an acceleration of all amounts thereunder. If the Company is unable to meet its debt service obligations, it could be required to take certain actions such as reducing or delaying capital expenditures, selling assets, refinancing or restructuring its indebtedness, selling additional equity capital or other actions. There is no assurance that any of such actions could be effected on commercially reasonable terms or on terms permitted under the Senior Credit Facility or the indenture governing the 9% Senior Notes.


CERTAIN ACCOUNTING TREATMENT

         The Company's depreciation and amortization expense, which aggregated approximately $80.9 million for the nine months ended December 31, 2003, reduces the Company's net income, but not its cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price related to businesses acquired by the
Company is allocated to "contract rights". Management evaluates the realizability of contract rights balances (if there are indications of impairment) based upon the Company's forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's principal exposure to market risk relates to changes in interest rates on its long-term borrowings. The Company's cash flow would be adversely affected by an increase in interest rates. As of December 31, 2003, the Company had approximately $111.3 million outstanding relating to its variable rate debt portfolio.

         The Company's future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on the Company's variable interest rate debt increased by 2.0% (or 200 basis points), the Company's annual interest expense on such variable interest rate debt would increase by approximately $2.2 million, assuming the total amount of variable interest rate debt outstanding was $111.3 million, the balance as of December 31, 2003.

         The Company enters into interest rate swap agreements from time to time to mitigate its exposure to adverse interest rate fluctuations. On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

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


                                       COINMACH CORPORATION


Date:  February 13, 2004               /S/ ROBERT M. DOYLE
                                       -----------------------------------------
                                       Robert M. Doyle
                                       Senior Vice President and Chief Financial
                                       Officer (On behalf of registrant and as
                                       Principal Financial Officer)