Form 10-K
period 2004-03-31
COINMACH CORP
filed 2004-06-29
CIK 91693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-7694

Coinmach Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	53-0188589 (I.R.S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York (Address of principal executive offices)	11803 (Zip Code)

Registrant’s telephone number, including area code: (516) 349-8555

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [✓]

     As of June 29, 2004, the registrant had outstanding 100 shares of common stock, par value $.01 per share.

     No market value can be determined for our common stock. See Item 5 of this Form 10-K Report.

PART I

ITEM 1. BUSINESS

     Unless otherwise stated or the context otherwise requires, references throughout this annual report to “Coinmach Corp.”, “we”, “our” and “us” refer to Coinmach Corporation, a Delaware corporation and the registrant, and its direct and indirect subsidiaries, including Appliance Warehouse of America, Inc., a Delaware corporation (“AWA”), and Super Laundry Equipment Corp., a Delaware corporation (“Super Laundry”). Unless otherwise expressly indicated herein, the descriptions of Coinmach Corp. contained herein are as of March 31, 2004.

Description of the Business

General

     We believe we are the leading provider of outsourced laundry equipment services for multi-family housing properties in North America. Our core business (which we refer to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. For the fiscal year ended March 31, 2004, our route business represented approximately 88% of our total revenue.

     Our long-term contracts with our customers provide us with stable, recurring revenues and consistent cash flows. We estimate that approximately 89% of our locations are subject to long-term contracts with initial terms of five to ten years, most of which have automatic renewal or right of first refusal provisions. In each year since 1997, we have retained on average approximately 97% of our existing machine base.

     The existing customer base for our route business is comprised of owners of rental apartment buildings, property management companies, condominiums and cooperatives, universities and other multi-family housing properties. We typically set pricing for the use of laundry machines on location, and the owner or property manager maintains the premises and provides utilities such as natural gas, electricity and water. Our size and scale offer significant advantages over our competitors in terms of operating efficiencies and the quality of service we provide our customers.

     In addition to our route business, we rent laundry machines and other household appliances to property owners, managers of multi-family housing properties, individuals and corporate entities through AWA. AWA is a subsidiary jointly-owned by Coinmach Corp. and Coinmach Holdings, LLC, a Delaware limited liability company and Coinmach Corp.’s ultimate parent (“Holdings”). As of March 31, 2004, approximately 198,000 washers and dryers were installed with our rental customers through AWA. We also operate a laundry equipment distribution business through Super Laundry, a wholly-owned subsidiary of Coinmach Corp.

     Coinmach Corp. is a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation (“Laundry Corp.”), which in turn is a wholly-owned subsidiary of Holdings.

     We maintain our headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which we conduct operating activities, including sales, service and collections.

     Our Strategy

     Our business strategy is to maintain and enhance our market leadership position as the leading supplier of outsourced laundry equipment services for multi-family housing properties in North America. Our growth strategy is to increase cash flow from operations and profitability through a combination of organic and external growth, through which we expect to achieve additional economies of scale. We also intend to enter segments of our industry that complement our stable route business.

     Organic Growth. The principal factors contributing to our organic growth include:

•	New Customers and Locations. Our sales and marketing efforts focus on adding new customers as well as increasing the number of locations from our existing customers. We add new customers by marketing our products and services to building managers and property owners whose leases with other laundry equipment services providers are near expiration or who currently manage their own laundry facilities. According to information provided by the Multi-housing Laundry Association, there are approximately 1.1 million machines installed in locations that continue to be managed by owner-operators. Building owners or managers can eliminate cash outlays and equipment servicing costs by contracting with us to purchase, service and maintain laundry equipment. We offer a full range of services from the design, construction and installation of new laundry equipment facilities to the refurbishment of existing facilities which we believe provides us a competitive advantage in securing new customers.

•	Operating Efficiencies. We focus on improving our net contribution per machine by increasing operating efficiencies. Each additional location added to our existing base provides us the ability to further leverage our well-developed operating infrastructure and positions us to achieve higher returns on our established base.

•	Price Changes. We actively monitor our installed base to identify those locations in which to implement price changes. Pricing strategy is established at the corporate level, and implemented by the regional managers, at their discretion, as local competition and other factors unique to a local region are analyzed in determining the efficacy of price changes. Since our regional managers’ compensation is linked to the financial performance of their region, they are provided certain latitude to implement pricing changes and other operational policies to maximize the revenues and operating cash flow of their local business.

•	Disciplined Approach to Capital Expenditures. Whether a new contract or an acquisition, we are focused on the ability to generate the revenues and operating cash flow to validate any capital investment decision. As such, every new contract, renewal and/or acquisition undergoes a comprehensive financial analysis to ensure that our return criteria are met.

•	Continued Development of Integrated Computer Systems. While we believe that we have the most advanced management information systems in the industry, we are constantly working with our vendors to upgrade our integrated computer systems, given the rapid changes in technology. To that end, we initiated a comprehensive program through which we will improve communications among our regions and maximize cost savings, including programs related to field service management sales force automation, and business intelligence. We invested approximately $2.7 million in this program in the year ended March 31, 2004, with an additional $3.0 million budgeted for the subsequent fiscal year. We believe that the results of this investment program will result in improved financial performance through increased operational efficiency, quicker response time and reduced costs.

•	Expansion of Rental Opportunities. We believe that AWA is well-positioned for growth in both new and existing markets. As a result, we are continuing our investment efforts in AWA in laundry equipment, computer systems, and regional offices to improve customer service and reduce operating costs.

     External Growth. The principal factors contributing to our external growth include:

•	Growth Through Disciplined Acquisitions. While the number of significant acquisition opportunities has diminished, due in part to our successful execution of our acquisition strategy, we have focused our efforts over the past several years on selectively acquiring smaller routes within our fragmented industry. We believe that there are numerous private, family-owned businesses that often lack the financial resources to compete effectively with larger independent operators such as us to secure new or existing contracts. Consequently, such independent operators, especially those that are undergoing generational ownership changes, continue to represent potential acquisition opportunities. Determination of attractive acquisition targets is based on many factors, including the size of the business in terms of cash flow and ongoing machine base, existing contract terms and potential operating efficiencies and cost savings.

•	Develop Complementary Lines of Business. We believe that our leading market position and our access to over six million individual housing units provide us with additional growth and diversification opportunities both within and beyond our existing laundry business. We believe that our existing sales, service, collections and security infrastructure could potentially be extended into other collections or service-based route businesses that are unrelated to our existing laundry business. We regularly explore strategic alliances with other companies in an effort to develop these ancillary revenue streams, such as payphone and parking meter collection services.

Our Industry

     The laundry equipment services industry is characterized by stable operating cash flows generated by long-term, renewable lease contracts with multi-family housing property owners and management companies. Based upon industry estimates, we believe there are approximately 3.5 million installed machines in multi-family properties throughout the United States, approximately 2.4 million of which have been outsourced to independent operators such as us and approximately 1.1 million of which continue to be operated by the owners of such locations, which we refer to as owner operators.

     We believe the industry’s consistent revenue and operating cash flows are primarily due to the long-term nature of location leases and the stable demand for laundry services. When new or renewal leases are signed, industry participants incur initial costs including the cost of washers and dryers, laundry room leasehold improvements and, at times, advance location payments. Property owners and landlords are typically responsible for utilities. Moreover, as the useful life of laundry equipment typically extends throughout the term of the contract pursuant to which it is installed, incremental capital requirements including working capital to service such contracts are not significant. Hence, the industry’s operating cash flows and capital requirements are predictable.

     Historically, the industry has been characterized by stable demand and has generally been resistant to changing market conditions and economic cycles. While the industry is affected by changes in occupancy rates of residential units, the effect of such changes is limited as laundry services are a necessity for tenants.

     The laundry equipment services industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas in the United States. According to information provided by the Multi-housing Laundry Association, the industry consists of over 280 independent operators. We believe that the highly fragmented nature of the industry, combined with the competitive advantages associated with economies of scale, will lead to further consolidation within the industry.

Business Operations

     Description of Principal Operations

     The primary aspects of our route business operations include: (i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management; (v) remanufacturing and (vi) revenue collection and security.

     Sales and Marketing

     We market our products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise 50% or more of their annual compensation. Selling commissions are based on a percentage of a location’s annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve our targeted goals in securing location contracts and renewals. We believe that our sales staff is among the most competent and effective in the industry.

     Our marketing strategy emphasizes excellent service offered by our experienced, highly-skilled personnel and quality equipment that maximizes efficiency and revenue and minimizes machine down-time. Our sales staff targets potential new and renewal lease locations by utilizing the integrated computer systems’ extensive database to provide information on our, as well as our competitors’, locations. Additionally, the integrated computer systems monitor performance, repairs and maintenance, as well as the profitability of locations on a daily basis. All sales, service and installation data is recorded and monitored daily on a custom-designed, computerized sales planner.

     No single customer represents more than 2% of our gross revenue, and our ten largest customers collectively account for less than 5% of our gross revenue.

     Location Leasing

     Our leases provide us the exclusive right to operate and service the installed laundry machines, including repairs, revenue collection and maintenance. We typically set pricing for the use of the machines on location, and the property owner or property manager maintains the premises and provides utilities such as gas, electricity and water.

     In return for the exclusive right to provide laundry equipment services, most of our leases provide for monthly commission payments to the location owners. Under the majority of leases, these commissions are based on a percentage of the cash collected from the laundry machines. Many of our leases require us to make advance location payments to the location owner in addition to commissions. Our leases typically include provisions that allow for unrestricted price increases, a right of first refusal (an opportunity to match competitive bids at the expiration of the lease term) and termination rights if we do not receive minimum net revenues from a lease. We have some flexibility in negotiating our leases and, subject to local and regional competitive factors, may vary the terms and conditions of a lease, including commission rates and advance location payments. We evaluate each lease opportunity through our integrated computer systems to achieve a desired level of return on investments.

     We estimate that approximately 89% of our locations are under long-term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, we believe that we have retained a majority of such customers through long-standing relationships and expect to continue to service such customers. Most of our leases renew automatically or have a right of first refusal provision. Our automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2004, based on number of machines, our leases had an average remaining life to maturity of approximately 52 months (without giving effect to automatic renewals).

     Service

     Our employees deliver, install, service and collect revenue from washers and dryers in laundry facilities at our leased locations.

     Our integrated computer systems allow for the quick dispatch of service technicians in response to both computer-generated (for preventive maintenance) and customer-generated service calls. On a daily basis, we receive and respond to approximately 2,500 service calls. We estimate that less than 1% of our machines are out of service on any given day. The ability to reduce machine down-time, especially during peak usage, enhances revenue and improves our reputation with our customers.

     In a business that emphasizes prompt and efficient service, we believe that our integrated computer systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer-generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate our radio-equipped service vehicles and allow us to address customer needs quickly and efficiently.

     Information Management

     Our integrated computer systems serve three major functions: (i) tracking the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors’ and our lease renewal schedules.

     Our integrated computer systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, our integrated computer systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements. Given the rapid changes in technology, we are constantly working with vendors to upgrade our integrated computer systems to enhance the productivity of our workforce. To that end, we initiated a comprehensive program in September 2003 through which we will improve communications among our regions and maximize cost savings, including programs related to business intelligence, field service management and sales force automation.

     Data on machine performance is used by our sales staff to forecast revenue by location. We are able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

     Our integrated computer systems also provide our sales staff with an extensive database essential to our marketing strategy to obtain new business through competitive bidding or owner-operator conversion opportunities.

     We also believe that our integrated computer systems enhance our ability to successfully integrate acquired businesses into our existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

     Remanufacturing

     We rebuild and reinstall a portion of our machines at approximately one-third the cost of acquiring new machines, providing cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to our inventory of spare parts.

     Revenue Collection and Security

     We believe that we provide the highest level of security for revenue collection control in the laundry equipment services industry. We utilize numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns and extensive monitoring of collections and personnel. We enforce stringent employee standards and screening procedures for prospective employees. Employees responsible for, or who have access to, the collection of funds are tested randomly and frequently. Additionally, our security department performs trend and variance analyses of daily collections by location. Security personnel monitor locations, conduct investigations, and implement additional security procedures as necessary.

Description of Complementary Operations

     Rental Operations

     AWA is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, we believe this business line represents an opportunity for growth in a new market segment which is complementary to our route business. AWA is the product of two platform acquisitions which were consummated in 1997 and 1998, which acquisitions represented a combined rental fleet of 51,000 in Georgia and Texas. We have organically grown AWA’s operations to an installed fleet of approximately 198,000 across 28 states. We intend to continue our investment efforts in AWA in order to facilitate its ongoing growth. For the fiscal year ended March 31, 2004, revenue generated by AWA represented approximately 6% of our total revenue.

     Distribution Operations

     Super Laundry is a laundromat equipment distribution company which was incorporated in 1995. Super Laundry’s business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry’s customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. In addition, Super Laundry, through its wholly owned subsidiary, ALFC, builds and develops laundromat facilities for sale as franchise locations. For the fiscal year ended March 31, 2004, revenue generated by Super Laundry represented approximately 6% of our total revenue.

Competition

     The laundry equipment services industry is highly competitive, capital intensive and requires reliable and quality service. Despite the overall fragmentation of the industry, we believe there are currently three multi-regional route operators, including us, with significant operations throughout the United States. Our two major multi-regional competitors are Web Service Company, Inc. and Mac-Gray Corp.

Our Competitive Strengths

     Recurring Revenues and Stable Operating Cash Flows

     We derived 88% of our revenues for the fiscal year ended March 31, 2004 from our route business, primarily under long-term contracts with property management companies, owners of rental apartment buildings, condominiums and cooperatives, universities and other multi-family housing properties. Our recurring revenue base, stable capital expenditure requirements and minimal working capital requirements allow us to maintain predictable and consistent operating cash flows.

     Diversified Customer Base

     No one customer accounts for more than 2% of our total revenues, with our ten largest customers representing less than 5% of our total revenues in the aggregate. As a result, the loss of any existing customer would not have a material impact on our revenues or cash flows. In addition, our contract expirations are staggered, further mitigating the impact of any individual contract renewal or loss.

     Geographic Diversity

     We believe that the scope of our operations throughout North America provides us with a competitive advantage over local and regional operators. In particular, our national platform positions us well to serve customers that own and operate residential units throughout the United States. Moreover, since our installed machine base is located in multiple regions, we are less susceptible than local and regional operators to the economic cycles which are oftentimes regional in nature.

     Regional Operations with National Leadership

     Our operating structure allows us to operate in a decentralized manner while at the same time maintaining centralized policies and controls. This structure enables regional offices to provide tailored support to local customers, while benefiting from a central corporate structure capable of providing advanced computer systems and management support. In addition, our structure allows regional managers to adapt operations and financial decision making criteria to the unique cost structures attributable to each region. Each regional manager’s compensation is linked to the financial performance of their region.

     Significant Economies of Scale

     We are able to leverage our infrastructure, including our sales, service, collections, security and corporate overhead, over a larger installed machine base than our competitors. Furthermore, we believe that we are able to purchase machines at a lower cost and on more favorable terms than those available to smaller industry participants. As a result of our size, scale and financial resources, we believe that we can offer more attractive lease terms (including advance locations payments, new equipment and capital improvements) than those offered by our competitors, while still meeting our cash flow and return on investment criteria.

     Advanced Management Information Systems

     We believe that we have the most advanced management information systems in our industry. Our integrated computer systems provide real time operational and competitive data that, in conjunction with our multi-regional service capabilities, enhance our efficiencies throughout our operating regions and enable us to deliver superior customer service. These integrated computer systems also provide us the flexibility to integrate acquisitions on a timely basis, including key functions such as sales, service, collections and security. We also believe that these computer systems will allow us to pursue opportunities outside of our route business.

     Secure System for Revenue Collection

     We believe that we provide the highest level of security for revenue collection control in the outsourced laundry equipment services industry. We utilize numerous precautionary procedures with respect to cash collection, including frequent alteration of collection patterns and extensive monitoring of collections and personnel. Security personnel monitor locations, conduct investigations and implement additional security procedures as necessary. Additionally, our security department performs trend and variance analyses of daily collections by location.

     Experienced Senior Management Team

     We have a strong and experienced management team at the corporate and operating levels. Our senior management on average has been involved in the laundry equipment service industry and has been affiliated with us and our predecessors for over 20 years. We believe the skill and experience of our management team continue to provide significant benefits to us as we evaluate opportunities to enhance and expand our business.

Employees

     As of March 31, 2004, we employed 2,003 employees (including 304 laundromat attendants in our retail laundromats in Texas and Arizona). In the Northeast region, 121 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters (the “Union”). We believe that we maintain a good relationship with the Union employees and we have never experienced a work stoppage since our inception.

General Development of Business

     Our original predecessor entity was founded over 50 years ago as a private, family-run business with operations in New York. Since then, the business has grown organically under its founders and subsequent owners.

     Since January 1995, we have enhanced our national presence by completing nine significant acquisitions (as well as numerous smaller acquisitions that we refer to as “tuck ins”), growing our washer and dryer machine base from approximately 55,000 machines in 5,000 locations to approximately 872,000 machines in approximately 80,000 locations as of March 31, 2004. As a result of this strategy, we have expanded our presence from the northeastern United States throughout North America.

     On May 12, 2000, Laundry Corp. entered into an Agreement and Plan of Merger with CLC Acquisition Corporation, a Delaware corporation which we refer to as “CLC Acquisition” and which was formed by Bruce V. Rauner, a director of us, Coinmach Corp. and Laundry Corp., a member of the Holdings board and a principal of the indirect general partner of GTCR Fund IV, Laundry Corp.’s then-largest stockholder. Pursuant to the merger agreement, CLC Acquisition acquired all of Laundry Corp.’s outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into Laundry Corp. Effective July 13, 2000, CLC Acquisition was merged with and into Laundry Corp. pursuant to the terms of the merger agreement. Laundry Corp.’s Class A common stock was subsequently delisted from The NASDAQ Stock Market, and Laundry Corp. no longer was subject to the reporting requirements of the Exchange Act.) We refer to the foregoing transactions collectively as the “Going Private Transaction.”

     The AWA Transactions

     On November 29, 2002, Coinmach Corp. transferred all of the assets of the Appliance Warehouse division of Coinmach Corp. to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was $34.7 million. In exchange for the transfer of such assets, AWA issued to Coinmach Corp. (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of AWA preferred stock, with a liquidation value of $14.6 million, and (iii) 10,000 shares of AWA common stock. In March 2003, through a series of restructuring transactions, which we refer to herein as the “AWA Transactions,” all of the AWA common stock and all of the outstanding capital stock of Laundry Corp. was contributed to Holdings in exchange for equity interests (in the form of common and preferred membership units) in Holdings. As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA non-voting common stock, (ii) Coinmach Corp. became the sole holder of all of the outstanding AWA preferred stock, (iii) Laundry Corp. became a wholly owned subsidiary of Holdings, (iv) the former stockholders of Laundry Corp. became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the Coinmach Corp. 9% notes and the Coinmach Corp. credit facility. See Item 7“Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

     Our headquarters is located at 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803, and our telephone number is (516) 349-8555. Our mailing address is the same as that of our headquarters. We also maintain a corporate office in Charlotte, North Carolina. Our website address at www.coinmachservicecorp.com where general information about our business is available. The information contained in our website is not part of this annual report.

Senior Notes and Credit Facility

     On January 25, 2002, Coinmach Corp. issued $450 million of 9% Senior Notes due 2010 (the “Private 9% Senior Notes”). The Private 9% Senior Notes were exchanged for registered notes otherwise identical in all respects to the Private 9% Senior Notes (the “Registered 9% Senior Notes”, and together with the Private 9% Senior Notes, the “9% Senior Notes”) pursuant to a registration statement filed by us with the Securities and Exchange Commission, which registration statement was declared effective on July 15, 2003. The exchange of the Private 9% Senior Notes for the Registered 9% Senior Notes was completed on August 14, 2003.

     On January 25, 2002, Coinmach Corp. also entered into a new $355 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility includes up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of $17.3 million and $243.0 million as of March 31, 2004, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of March 31, 2004, we had no amounts outstanding under our revolving credit facility, which is scheduled to expire on January 25, 2008.

     We used the net proceeds from the Private 9% Senior Notes, together with borrowings under the Senior Secured Credit Facility, to (i) redeem all of our outstanding 113/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under our prior senior credit facility, and (iii) pay related fees and expenses. The 113/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” for more information about the 9% Senior Notes and the Senior Secured Credit Facility.

Recent Developments

     On April 13, 2004, Coinmach Service Corp. (“CSC”), filed a registration statement on Form S-1 with the Securities and Exchange Commission, as amended by Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on June 14, 2004, relating to a proposed offering of Income Deposit Securities (“IDSs”) which are securities consisting of CSC’s Class A common stock and senior secured notes, and a contemporaneous offering of third party notes separate and apart from the IDSs. Immediately following the offering and certain related corporate reorganization transactions, Laundry Corp. will become a direct wholly owned subsidiary of CSC. CSC, a Delaware corporation, was incorporated on December 23, 2003 and is currently a wholly owned subsidiary of Holdings. CSC has not had any activity from the date of incorporation through March 31, 2004. Holdings has agreed to fund CSC’s ongoing operations in the event the above mentioned transactions are not completed. The contemplated offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”

     Pursuant to the proposed IDS Transactions, CSC will make an intercompany loan (the “Intercompany Loan”) to us and an indirect capital contribution (the “Capital Contribution”) from a portion of the proceeds from the IDS offering. We intend to use a portion of the Intercompany Loan and Capital Contribution to redeem a portion of our 9% Senior Notes and to repay a portion of the outstanding indebtedness under our Senior Secured Credit

Facility. We have received the necessary consents of our lenders under the Senior Secured Credit Facility in order to permit the IDS Transactions.

     The Intercompany Loan is expected to be our senior unsecured obligation, will rank equally in right of payment with all our existing and future senior indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness. Certain of our subsidiaries are expected to guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan is expected to contain covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes; provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the notes which are a part of the IDSs. The Intercompany Loan will be pledged by us to secure the repayment of the notes which are a part of the IDSs.

     Pursuant to the IDS Transactions as presently contemplated, if at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, in the event that CSC undertakes a primary offering of the IDSs or its Class A common stock, a portion of the net proceeds of such offering will be loaned to us and increase the principal amount of the Intercompany Loan. Furthermore, pursuant to the IDS Transactions, if at any time we are not prohibited from doing so under the terms of our then outstanding debt, we will be required to guarantee the senior secured notes that are a part of the IDSs.

     If after the consummation of the IDS Transactions, we merge with or into CSC, the Intercompany Loan would be terminated and we, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the IDSs and the third party notes which are separate and apart from the IDSs.

     If the IDS Transactions are consummated, we intend to adopt a dividend policy, in the event and to the extent that we have available cash for distribution, and, subject to applicable law and restrictions contained in certain of our outstanding debt and financing agreements relating to the payment of cash dividends on our common stock, to distribute funds to CSC to permit CSC to service its payment obligations under the IDSs and third party notes.

     In connection with the IDS Transactions, CSC is in the process of evaluating a long-term management incentive plan for our key employees which may take one of several forms including stock options, stock grants, dividend equivalents, and/or a performance-based cash plan.

     CSC has filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to the proposed offering of IDSs and related transactions. There is no guarantee that the IDS Transactions will be consummated, in whole or in part, and CSC may elect at any time and for any reason not to proceed with the IDS Transactions or any or all of the related transactions.

ITEM 2. PROPERTIES

     As of March 31, 2004, we leased 65 offices throughout our operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of our leased properties service our core route operations.

     We presently maintain our headquarters in Plainview, New York, leasing approximately 11,600 square feet pursuant to a ten-year lease scheduled to terminate September 30, 2011. Our Plainview facility is used for general and administrative purposes.

     We also maintain a corporate office in Charlotte, North Carolina, leasing approximately 3,000 square feet pursuant to a five-year lease scheduled to terminate September 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

     We are party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There currently exists no established public trading market for our common stock, all of which is held beneficially and of record by Laundry Corp.

Holders

     As of March 31, 2004, there was one holder of record of our common stock.

Dividends

     We have not declared or paid any cash dividends on our common stock during the past two fiscal years. On March 4, 2003, in order to effect the AWA Transactions, we declared and paid a dividend on our common stock in the form of all of the outstanding AWA Common Stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating and Investing Activities.”

     Dividend payments by us are subject to restrictions contained in certain of our outstanding debt and financing agreements relating to the payment of cash dividends on our common stock. We may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends or certain other distributions. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

     If the IDS Transactions are consummated, we intend to adopt a dividend policy consistent with such transactions. See Item 1 “Business – Recent Developments.”

Laundry Corp. Equity Participation Purchase Program

     Pursuant Laundry Corp.’s equity participation purchase program, certain of our employees were eligible to acquire common stock of Laundry Corp. at a fixed price per share determined by the board of directors of Laundry Corp. Such shares were paid for by each participating employee and subject to vesting over a specified period, typically over 4 years. Additionally, in connection with the Going Private Transaction, certain members of our senior management were eligible to acquire preferred stock of Laundry Corp. Pursuant to the AWA Transactions, on March 6, 2003, all the outstanding capital stock of Laundry Corp., including shares of capital stock issued under the equity participation purchase program, was contributed to Holdings in exchange for substantially equivalent equity interests in Holdings. As of March 31, 2004, Holdings had issued and outstanding (i) 167,064,565 common units the (“Common Units”) of which 16,161,894 are issued to certain members of our senior management under Laundry Corp.’s equity participation purchase program, (ii) no Class A preferred units (the “Class A Preferred Units”), (iii) 51,923 Class B preferred units (the “Class B Preferred Units”), none of which are issued to our employees, and (iv) 135,295 Class C preferred units (the “Class C Preferred Units”, and collectively with the Class A Preferred Units and the Class B Preferred Units, the “Preferred Units”), 693 of which are issued to certain members of our senior management under Laundry Corp.’s equity participation purchase program.

     In connection with the IDS Transactions, CSC is in the process of evaluating a long term incentive plan for our key employees. See Item 1 “Business – Recent Developments.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

(In thousands of dollars, except ratios)

The following table presents selected consolidated historical financial data of Coinmach Corp. Such table includes the consolidated financial data for the year ended March 31, 2004 (“2004 Fiscal Year”), the year ended March 31, 2003 (“2003 Fiscal Year”), March 31, 2002 (“2002 Fiscal Year”), the nine month period from July 1, 2000 to March 31, 2001 (“Post-Transaction”), the three month period from April 1, 2000 to June 30, 2000 (“Pre-Transaction”), and the year ended March 31, 2000 (“2000 Fiscal Year”). The financial data set forth below should be read in conjunction with Coinmach Corp.’s audited consolidated historical financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data” and with the information presented in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

					Three
				Nine	Months
				Months	April 1,
				July 1, 2000	2000 to	Fiscal Year
				to March	June 30,	Ended
	Fiscal Year Ended March 31,			31, 2001	2000	March 31,
				Post-Going	Pre-Going
				Private	Private
				Transaction	Transaction
	2004	2003	2002	(7)	(8)	2000
Operations Data:
Revenues	$531,088	$535,179	$538,895	$393,608	$134,042	$527,079
Other items, net (1)	230	(454)	—	—	—	—
Operating income	47,816	56,347	37,536	19,583	10,680	45,344
Net loss	(6,046)	(2,288)	(41,365)	(25,603)	(4,652)	(16,079)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$31,620	$27,428	$27,820	$25,859		$23,174
Property and equipment, net	283,688	286,686	284,413	276,004		237,160
Contract rights, net	323,152	335,327	348,462	373,352		380,964
Advance location payments	73,253	70,911	69,257	74,233		77,212
Goodwill, net	204,780	203,860	204,284	218,744		104,969
Total assets	959,509	976,161	989,321	1,014,074		875,625
Total long-term debt (2)	717,631	718,112	737,305	697,969		683,819
Stockholder’s equity (deficit)	43,757	49,802	50,423	91,788		(30,143)
Financial Information and Other Data:
Cash flow provided by operating activities	$97,878	$104,674	$78,655	$71,955	$17,407	$90,743
Cash flow used in investing activities	(88,449)	(81,330)	(82,255)	(66,202)	(24,273)	(88,404)
Cash flow (used in) provided by financing activities	(5,237)	(23,736)	5,561	(4,471)	8,269	(5,680)
EBITDA (3)	156,393	160,525	155,663	122,310	42,237	168,346
EBITDA margin (4)	29.4%	30.0%	28.9%	31.1%	31.5%	31.9%
Operating margin (5)	9.0%	10.5%	7.0%	5.0%	8.0%	8.6%
Capital expenditures (6)
Capital expenditures	$86,732	$86,685	$79,464	$60,620	$24,273	$88,404
Acquisition capital expenditures	3,615	1,976	3,723	5,582	—	—

(1)	Other items, net, in the 2004 Fiscal Year consists of a gain from the sale of an investment offset by various expenses relating to the consolidation of certain Super Laundry offices. Other items, net, 2003 Fiscal Year consists of a gain from the sale of an investment offset by various expenses relating to (i) the AWA Transactions, (ii) the formation of ALFC and (iii) the consolidation of certain Super Laundry offices.

(2)	Total long-term debt at March 31, 2001 and March 31, 2000 does not include the unamortized premium of $5,555 and $6,789, respectively, recorded as a result of the issuance by Coinmach Corp. of $100 million aggregate principal amount of 11¾% Series C Senior Notes due 2005 (the “11¾% Senior Notes”) in October 1997. The 11¾% Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the loss on extinguishment of debt.

(3)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate Coinmach Corp.’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Additionally, because Coinmach Corp. has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile Coinmach Corp.’s EBITDA to net loss and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

					Three
				Nine	Months	Fiscal
				Months	April 1,	Year
				July 1, 2000	2000 to	Ended
				to March	June 30,	March
	Fiscal Year Ended March 31,			31, 2001	2000	31,
				Post-Going	Pre-Going
				Private	Private
	2004	2003	2002	Transaction	Transaction	2000
Net loss	($6,046)	($2,288)	($41,365)	($25,603)	($4,652)	($16,079)
(Benefit) provision for income taxes	(3,515)	468	(5,537)	(7,205)	(1,329)	(5,809)
Interest expense	57,377	58,167	73,036	52,391	16,661	67,232
Depreciation and amortization	108,577	104,178	129,529	102,727	31,557	123,002

EBITDA	$156,393	$160,525	$155,663	$122,310	$42,237	$168,346

					Three
				Nine	Months	Fiscal
				Months	April 1,	Year
				July 1, 2000	2000 to	Ended
				to March	June 30,	March
	Fiscal Year Ended March 31,			31, 2001	2000	31,
				Post-Going	Pre-Going
				Private	Private
	2004	2003	2002	Transaction	Transaction	2000
Cash flow provided by operating activities	$97,878	$104,674	$78,655	$71,955	$17,407	$90,743
Loss on extinguishment of debt (i)	—	—	(11,402)	—	—	—
Interest expense	57,377	58,167	73,036	52,391	16,661	67,232
Gain on sale of investment and equipment	1,232	3,532	147	—	—	—
Stock based compensation	—	—	—	—	(88)	(652)
Change in operating assets and liabilities	2,216	(3,768)	17,812	(1,835)	7,835	9,727
Deferred taxes	3,619	(109)	3,951	7,060	1,873	7,552
Amortization of debt discount and deferred issue costs	(2,414)	(2,439)	(2,008)	(981)	(431)	(1,681)
Amortization of premium on 11¾% Senior Notes	—	—	1,009	925	309	1,234
(Benefit) provision for income taxes	(3,515)	468	(5,537)	(7,205)	(1,329)	(5,809)

EBITDA	$156,393	$160,525	$155,663	$122,310	$42,237	$168,346

(i)	Loss on extinguishment of debt for the fiscal year ended March 31, 2002 consists of costs incurred in connection with Coinmach Corp.’s refinancing on January 25, 2002.

(4)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate Coinmach Corp.’s performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with accounting principles generally accepted in the United States.

(5)	Operating margin represents operating income as a percentage of revenues.

(6)	Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators.

(7)	Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Going Private Transaction.

(8)	As a result of the Going Private Transaction that was accounted for using the purchase method of accounting, and due to a practice known as “push down” accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), Coinmach Corp. adjusted its consolidated assets and liabilities to their estimated fair values, based on valuations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Going Private Transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis pertains to the results of operations and financial position of Coinmach Corp. for the years indicated and should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8. Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, and the other risks set forth in “Risk Factors.’’ Should any of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

Overview

     We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease. At March 31, 2004, we owned and operated approximately 674,000 washers and dryers in approximately 70,000 locations throughout North America, including 164 retail laundromats located in Texas and Arizona.

     The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.

     We also operate an equipment rental business through AWA. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and, to a lesser extent, individuals and corporate entities. At March 31, 2004, approximately 198,000 washers and dryers were installed with our rental customers through AWA.

     We also operate an equipment distribution business through Super Laundry. Super Laundry’s business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly owned subsidiary, American Laundry Franchising Corp. or ALFC, builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

     Laundry operating expenses include, in addition to commission payments, (i) the cost of machine maintenance and revenue collection in the route and retail laundromat business, including payroll, parts, insurance and other related expenses, (ii) costs and expenses incurred in maintaining our retail laundromats, including utilities and related expenses, (iii) the cost of sales associated with the equipment distribution business and (iv) certain expenses related to the operation of our rental business.

     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations. represents a source of funds available to service indebtedness and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting.

   Accounting Policies Involving Significant Estimates

     Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

     Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations. We calculate the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. We analytically review the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.

     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2004 was approximately $2.9 million.

     We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Management’s judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

     We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions, including estimated future cash flows, could significantly impact these judgments and require adjustments to recorded asset balances.

Results of Operations

     The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:

	Year Ended March 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Laundry operating expenses	68.9	68.5	67.4
General and administrative expenses	1.6	1.6	1.6
Depreciation and amortization	13.7	12.5	11.4
Amortization of advance location payments	3.9	4.0	4.3
Amortization of intangibles	2.9	3.0	8.3
Other items, net	—	(0.1)	—
Operating income	9.0	10.5	7.0
Loss on extinguishment of debt	—	—	2.1
Interest expense	10.8	10.9	13.6
Net loss	(1.1)	(0.4)	(7.7)
EBITDA margin	29.4	30.0	28.9

     We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all fiscal years) and goodwill (only through the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to incur a net loss.

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate Coinmach Corp.’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Additionally, because Coinmach Corp. has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (3) of the table contained under Item 6 “Selected Financial Data—Selected Historical Financial Data” for a reconciliation of EBITDA to net loss for the periods indicated in the table immediately above.

     EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with accounting principles generally accepted in the United States.

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003

     The following table sets forth our revenues for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Route	$469.6	$471.5	$(1.9)
Distribution	28.9	35.0	(6.1)
Rental	32.6	28.7	3.9

	$531.1	$535.2	$(4.1)

     Revenue decreased by approximately $4.1 million or less than 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year.

     Route revenue for the 2004 Fiscal Year decreased by approximately $1.9 million or less than 1% from the 2003 Fiscal Year. We believe that the decrease was primarily the result of increased vacancies, which management believes became apparent during the quarter ended September 30, 2002, related to locations in certain regions, principally in the Southeast and Texas, as well as, to a lesser extent, the full year impact for the transfer of approximately 9,000 rental machines to AWA in the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue due to the timing of price increases and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in these regions increase in the future, route revenue in such regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

     Distribution revenue for the 2004 Fiscal Year decreased by approximately $6.1 million or 17% from the 2003 Fiscal Year. Sales from the distribution business unit are sensitive to general market economic conditions and as a result have experienced downward pressure. In addition, distribution revenue decreased due to the closing of the operations in California. Distribution revenue from our California operations was approximately $3.0 million and $6.6 million for the 2004 Fiscal Year and the 2003 Fiscal Year, respectively.

     Rental revenue for the 2004 Fiscal Year increased by approximately $3.9 million or 14% over the 2003 Fiscal Year. This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years, as well as, to a lesser extent, the full year impact for the transfer of approximately 9,000 rental machines from the route business to AWA during the 2003 Fiscal Year.

     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $0.8 million or less than 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. This decrease in laundry operating expenses was due primarily to a reduction in cost of sales of approximately $5.7 million related to the decreased revenue experienced in the distribution business, as discussed above, offset by increased insurance costs related to both medical and general business insurance coverage of approximately $1.6 million, costs associated with expansion into four new markets in the rental business of approximately $2.6 million and increased utility costs in our retail laundromats of approximately $0.7 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.9% for the 2004 Fiscal Year, as compared to 68.5% for the 2003 Fiscal Year.

     General and administrative expenses increased by 2% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the 2004 Fiscal Year and the 2003 Fiscal Year.

     Other items, net, for the 2004 Fiscal Year is comprised of a gain of approximately $1.7 million. In October 2002, Laundry Corp. contributed its ownership interest in Resident Data, Inc. (which we refer to as “RDI”, valued at approximately $2.7 million, to us. Subsequently, we sold our interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year (which sale we refer to as the “RDI sale”). In connection with the RDI sale, and in addition to the cash proceeds received therefrom, we and the other sellers are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to us is based on its previous ownership percentage of RDI, which was approximately 32%, and is scheduled to be paid in two equal installments in October 2003 and October 2004.

     Amounts to be received from the escrow fund and the contingent fund are recorded as income upon the determination by us that we are likely to receive such amounts and such amounts can be reasonably estimated. Despite our best determinations, however, there can be no assurance that we will receive such amounts. In October 2003, we received approximately $0.7 million related to our share of the escrow fund and approximately $0.3 million related to our share of the contingent fund. Based on the receipt of this first installment and certain other positive indicators, we have determined that the uncertainty surrounding the collectability of our portion of the escrow fund due in October 2004 of approximately $0.7 million no longer exists. Accordingly, we recorded income of approximately $1.7 million for the 2004 Fiscal year. We remain uncertain as to whether we will receive our portion of the contingent fund due in October 2004 of approximately $0.3 million.

     Offsetting the additional income related to the RDI sale for the 2004 Fiscal Year was approximately $1.9 million of various expenses related to certain costs associated with the consolidation of certain offices of Super Laundry. This consolidation was the result of several actions taken by Coinmach Corp. to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of various responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.

     Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million, as discussed above. Offsetting this gain was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of the our Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by us to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances, none of which were material individually, which we chose not to pursue..

     Depreciation and amortization expense increased by approximately $5.4 million or 8% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $0.6 million or 3% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

     Amortization of intangibles decreased by approximately $0.3 million or 2% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was primarily the result of the reduction of intangibles related to prior year acquisitions.

     Operating income margins were approximately 9.0% for the 2004 Fiscal Year, as compared to approximately 10.5% for the 2003 Fiscal Year. The decrease in operating income margin was primarily due to the decreased revenue, net of cost of sales, in the distribution business as discussed above, as well as due to the increase in depreciation and amortization expense.

     Interest expense decreased by approximately $0.8 million or 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease in interest expense was primarily due to decreased borrowing levels under Coinmach Corp.’s senior secured credit facility during the 2003 Fiscal Year, a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from interest rate swap agreements entered into by Coinmach Corp. in September 2002 that are at a slightly higher fixed rate compared to variable rates.

     The benefit for income taxes for the 2004 Fiscal Year was approximately $3.5 million as compared to a provision for income taxes of approximately $0.5 million for the 2003 Fiscal Year. The change for the year is due to the pretax loss of approximately $9.6 million for the 2004 Fiscal Year as compared to a pretax loss of approximately $1.8 million for the 2003 Fiscal Year. The effective tax rate for the 2004 Fiscal Year was 37% as compared to 26% for the 2003 Fiscal Year.

     Net loss was approximately $6.0 million for the 2004 Fiscal Year, as compared to net loss of approximately $2.3 million for the 2003 Fiscal Year. The increase in net loss was primarily the result of decreased revenue and increased depreciation and amortization expense, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

     The following table sets forth EBITDA for each of the route, distribution and rental divisions for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Route	$154.4	$158.9	$(4.5)
Distribution	(1.2)	(1.7)	0.5
Rental	12.2	11.4	0.8
Other items, net	(0.2)	0.5	(0.7)
Corporate expenses	(8.8)	(8.6)	(0.2)

EBITDA	$156.4	$160.5	$(4.1)

     EBITDA was approximately $156.4 million for the 2004 Fiscal Year, as compared to approximately $160.5 million for the 2003 Fiscal Year. EBITDA margins declined to approximately 29.4% for the 2004 Fiscal Year, as compared to approximately 30.0% for the 2003 Fiscal Year. This decrease was primarily the result of decreased revenues in the route business, increased insurance costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as previously discussed. See footnote 3 of the table contained under Item 6 “Selected Financial Data—Selected Consolidated Historical Financial Data” for a reconciliation of EBITDA to net loss for the years indicated in the table immediately above.

Fiscal Year Ended March 31, 2003 Compared to the Fiscal Year Ended March 31, 2002

     The following table sets forth our revenues for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2003	2002	Change
Route	$471.5	$478.1	$(6.6)
Distribution	35.0	38.4	(3.4)
Rental	28.7	22.4	6.3

	$535.2	$538.9	$(3.7)

     Revenue decreased by approximately $3.7 million or less than 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

     Route revenue for the 2003 Fiscal Year decreased by approximately $6.6 million, or 1%, as compared to the prior year. We believe that the decline in route revenue for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year, was primarily the result of increased vacancies related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA during the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. We believe that to the extent vacancy rates in certain of our operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

     Distribution revenue for the 2003 Fiscal Year decreased by approximately $3.4 million, or 9%, as compared to the 2002 Fiscal Year. Sales from the distribution business unit are sensitive to general market and economic conditions and as a result have experienced fluctuations during such periods.

     Rental revenue for the 2003 Fiscal Year increased by approximately $6.3 million, or 28%, over the 2002 Fiscal Year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations and expansion into new territories, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the 2003 Fiscal Year.

     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $3.4 million, or less than 1%, for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. This increase in laundry operating expenses was due primarily to costs associated with expansion into new markets in the rental business of approximately $3.5 million and increased insurance costs related to both medical and general business insurance coverage of approximately $2.0 million, offset by a reduction in cost of sales of approximately $0.7 million related to decreased revenue experienced in the distribution business, as discussed above and a reduction in utility costs in our retail Laundromats of approximately $0.4 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.5% and 67.4% for the 2003 Fiscal Year and the 2002 Fiscal Year, respectively.

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

     Depreciation and amortization expense increased by approximately 10% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. The increase was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $2.2 million or 9% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

     Amortization of intangibles decreased by approximately $29.2 million or 65% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. This decrease was primarily due to the elimination of amortization expense on goodwill of approximately $15.5 million as well as due to the reduction of amortization expense on contract rights of approximately $12.3 million as a result of the application of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and a change in the estimated useful lives of contract rights.

     Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million. In October 2002, Laundry Corp. contributed its ownership interest valued at approximately $2.7 million in RDI to us. Subsequently, we sold our interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties, for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale resulting in a gain of approximately $3.3 million. Offsetting this gain was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of our Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry, which was the result of several actions taken by us to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances, none of which are material individually, which we chose not to pursue. For more information regarding the AWA Transactions, please see “—Operating and Investing Activities—The AWA Transactions”.

     Operating income margins were approximately 10.5% for the 2003 Fiscal Year, as compared to approximately 6.7% for the 2002 Fiscal Year. The increase in operating income margin for the 2003 Fiscal Year was primarily due to the decrease in amortization expenses.

     Interest expense decreased by approximately $14.9 million or 20% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. On January 25, 2002, we issued $450 million of its 9% Senior Notes and entered into the Senior Credit Facility. The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Credit Facility, a decrease in variable interest rates payable under such facility, as well as a decrease in the fixed rate on interest rate swap agreements, resulting from a market decline in interest rates. In addition, in the 2002 Fiscal Year, interest expense included approximately $4.2 million relating to cost of terminating the interest rate swap agreements that were entered into in connection with the new senior secured credit facility, which was partially offset by a reduction in interest expense relating to the amortization of the premium on our 11 ¾% Senior Notes. This decrease was partially offset by an increase in interest expense as the result of increased indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of our 11 ¾% notes. Our 11 ¾% Senior Notes were redeemed in their entirety on February 25, 2002.

     Net loss was approximately $2.3 million for the 2003 Fiscal Year, as compared to approximately $41.4 million for the 2002 Fiscal Year. The decrease in net loss was primarily the result of decreased amortization of intangibles as well as decreased interest expense, as discussed above. In addition, in the 2002 Fiscal Year, we recognized a loss on the early extinguishments of debt of approximately $11.4 million.

     The following table sets forth our EBITDA for each of the route, distribution and rental divisions for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2003	2002	Change
Route	$158.9	$166.0	$(7.1)
Distribution	(1.7)	1.1	(2.8)
Rental	11.4	8.7	2.7
Other items, net	0.5	—	0.5
Loss on extinguishment of debt	—	(11.4)	11.4
Corporate expenses	(8.6)	(8.7)	0.1

EBITDA	$160.5	$155.7	$4.8

     EBITDA was approximately $160.5 million for the 2003 Fiscal Year, as compared to approximately $155.7 million for the 2002 Fiscal Year. EBITDA margins increased to approximately 30.0% for the 2003 Fiscal Year, as compared to approximately 28.9% for the 2002 Fiscal Year. The increase in EBITDA was primarily the result of the loss on extinguishment of debt in the 2002 Fiscal Year offset by decreased revenues in the route and distribution businesses, as discussed above, as well as increased insurance costs related to both medical and general business insurance coverage. See footnote 3 of the table contained under “Selected Consolidated Historical Financial Data” for a reconciliation of EBITDA to net loss for the periods indicated in the table immediately above.

Liquidity and Capital Resources

     We have substantial indebtedness and debt service requirements. At March 31, 2004, we had outstanding long-term debt of approximately $717.6 million, which included $450.0 million of 9% Senior Notes and approximately $260.3 million of borrowings under the Senior Secured Credit Facility. None of our long-term debt is scheduled to mature until January 25, 2008, when the remaining balance under the Senior Credit Facility’s term loan becomes due. Our stockholder’s equity was approximately $43.8 million as of March 31, 2004.

Financing Activities

  9% Senior Notes

     On January 25, 2002, we issued $450 million of 9% Senior Notes and entered into a senior credit facility. We used the net proceeds from its sale of the 9% Senior Notes, together with borrowings under our Senior Credit Facility, to (i) redeem all of our outstanding 11 ¾% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under our prior senior credit facility, and (iii) pay related fees and expenses. Our 11 ¾% Senior Notes were redeemed in their entirety on February 25, 2002. As of March 31, 2002, we recognized a loss on the early extinguishment of debt of approximately $11.4 million as a result of the redemption of our 11 ¾% Senior Notes and the refinancing of our prior senior credit facility in accordance with Statement of Financial Accounting Standards No. 145. We also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with our prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million and was recorded as interest expense in the 2002 Fiscal Year.

     The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of ours and are redeemable, at our option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. In addition, we have the option to redeem, on or before February 1, 2005, up to 35% of our 9% Senior Notes with money that we raise in one or more equity offerings, provided that certain requirements set forth in the indenture governing the 9% Senior Notes are satisfied. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.

     The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the indenture governing the 9% Senior Notes) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.

     The events of default under the indenture governing the 9% Senior Notes include provisions that are typical of senior unsecured debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding the 9% Senior Notes may declare all unpaid principal and accrued interest on all of the 9% Senior Notes to be immediately due and payable.

     Upon the occurrence of a Change of Control (as defined in the indenture governing the 9% Senior Notes), each holder of the 9% Senior Notes will have the right to require that we purchase all or a portion of such holder’s 9% Senior Notes pursuant to the offer described in the indenture governing the 9% Senior Notes, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     We are in compliance with all covenants under the indenture governing our 9% Senior Notes and are not aware of any events of default pursuant to the terms of such indebtedness.

     If the proposed offering of IDSs by CSC is consummated as part of the IDS Transactions, we expect to partially redeem the 9% Senior Notes. There is no guarantee that the offering of IDSs or the partial redemption of the 9% Senior Notes will occur. See Item 1 “Business – Recent Developments.”

  Senior Secured Credit Facility

     The Senior Secured Credit Facility is comprised of an aggregate of $355 million of secured financing consisting of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility includes up to $10.0 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. Our indebtedness under such credit facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries. Under the Senior Secured Credit Facility, we and Laundry Corp. pledged to Deutsche Bank Trust Company Americas, as collateral agent, their interests in all of the issued and outstanding shares of our capital stock and our domestic subsidiaries, respectively. As of March 31, 2004, there was approximately $260.3 million aggregate outstanding indebtedness under the Senior Secured Credit Facility.

     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized an accumulated other comprehensive loss in the stockholders’ deficit section included in the condensed consolidated balance sheet at March 31, 2004 of approximately $2.0 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

     The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock or our subsidiaries or the purchase, redemption or other acquisition of any of our capital stock or our subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of our equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that we satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

     The Senior Secured Credit Facility contains certain events of default, including the following: (i) our failure to pay any of our obligations under the Senior Secured Credit Facility when due; (ii) certain failures by us or our subsidiaries to pay principal or interest on indebtedness or certain breaches or defaults by us in respect of certain indebtedness, in each case, after the expiration of any applicable grace periods; (iii) certain defaults by us or Laundry Corp. in the performance or observance of the agreements or covenants under the Senior Secured Credit Facility or related agreements, beyond any applicable cure periods; (iv) the falsity in any material respect of our or our subsidiaries’ representations or warranties under the Senior Secured Credit Facility; (v) certain judgments against us; and (vi) certain events of bankruptcy or insolvency by us, our subsidiaries or Laundry Corp..

     We are in compliance with all covenants under the Senior Secured Credit Facility and are not aware of any events of default pursuant to the terms of such indebtedness.

Operating and Investing Activities

     We use cash from operating activities to maintain and expand our business. As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest payments on our outstanding indebtedness. Capital expenditures consist of expenditures (i) on our installed machine base and (ii) for other general corporate purposes.

     Capital expenditures for the 2004 Fiscal Year were approximately $86.7 million (excluding payments of approximately $4.0 million relating to capital lease obligations and excluding approximately $3.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the 2004 Fiscal Year included approximately $2.7 million attributable to technology upgrades. The growth in the installed base of machines for the route business was approximately 6,600 machines for the 2004 Fiscal Year. The growth in the rental business machine base was approximately 19,900 machines for the 2004 Fiscal Year. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines are not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. We anticipate that capital expenditures will be approximately $74.0 million for the twelve months ending March 31, 2005. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that it will be able to do so.

     The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Route	$78.1	$77.2	$0.9
Distribution	0.6	0.1	0.5
Rental	8.0	9.4	(1.4)

	$86.7	$86.7	$—

     Management of our working capital, including timing of collections and payments and levels of inventory, affect operating results indirectly. However, our working capital requirements are, and are expected to continue to be, minimal since a significant portion of our operating expenses are commission payments based on a percentage of collections, and are not paid until after cash is collected from the installed machines.

     The AWA Transactions

     On November 29, 2002, we transferred all of the assets of our Appliance Warehouse division of to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was $34.7 million. In exchange for the transfer of such assets, AWA issued to us (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of AWA preferred stock, with a liquidation value of $14.6 million, and (iii) 10,000 shares of AWA common stock. In March 2003, through a series of restructuring transactions, which we refer to herein as the “AWA Transactions,” all of the AWA common stock and all of the outstanding capital stock of Laundry Corp. was contributed to Holdings in exchange for equity interests (in the form of common and preferred membership units) in Holdings. As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA non-voting common stock, (ii) we became the sole holder of all of the outstanding AWA preferred stock, (iii) Laundry Corp. became a wholly owned subsidiary of Holdings, (iv) the former stockholders of Laundry Corp. became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the Coinmach Corp. 9% notes and the Senior Secured Credit Facility. See Item 11 “Executive Compensation—Employment Agreements—Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle” and Item 13 “Certain Relationships and Related Transactions”.

     Summary of Contractual Obligations

     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of March 31, 2004:

		Payments Due in Fiscal Year
	Total	2005	2006	2007	2008	2009	After
Long-Term Debt Obligations	$710.8	$6.3	$6.9	$8.0	$16.5	$12.4	$660.7
Capital Lease Obligations	6.8	2.8	2.4	1.3	0.3	—	—
Operating Lease Obligations	31.8	8.3	7.4	5.6	3.7	2.6	4.2

	$749.4	$17.4	$16.7	$14.9	$20.5	$15.0	$664.9

Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, dividend payments, capital expenditures and working capital needs. None of our long-term debt is scheduled to mature until January 25, 2008, when the remaining balance under the Senior Secured Credit Facility’s term loan becomes due. However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

     The most significant factor affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditures requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments and existing contractual obligations and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund our operating needs and to service the 9% Senior Notes and the Senior Secured Credit Facility.

     Other factors, including but not limited to consummation of the IDS Transactions, any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future. See Item 1 “Business – Recent Developments.”

     California and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are considering similar laws. While such laws are not scheduled to go in effect until early 2007, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.

     We continuously monitor our debt position and dividend policy and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either (i) adjust capital expenditures, (ii) supplement cash flow from operations with borrowings under the Senior Secured Credit Facility, or (iii) evaluate other cost-effective funding alternatives. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, would have commercially reasonable terms.

     Our inability to comply with covenants or other conditions contained in the indenture governing the indenture governing the 9% Senior Notes or the Senior Secured Credit Facility could result in an acceleration of all amounts thereunder.

Certain Accounting Treatment

     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles which aggregated approximately $108.6 million for the 2004 Fiscal Year and approximately $104.2 million for the 2003 Fiscal Year reduces our net income, but not our cash flow from operations. In accordance with accounting principles generally accepted in the United States, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

     In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

Forward-Looking Statements

     Certain statements and information contained in this Form 10-K and other reports and statements we filed from time to time with the Securities and Exchange Commission (collectively, “SEC Filings”) contain or may contain certain forward-looking statements and information that are based on the beliefs of our management as well as estimates and assumptions made by, and information currently available to, our management. Forward-looking statements are those that are not historical facts. When used in SEC Filings, the words “anticipate,” “project,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements reflect the our current views with respect to future events and are subject to certain risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties that may be beyond our control. Such risks and uncertainties, together with any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, include, but are not limited to, our ability to satisfy our debt service requirements, the costs of integration of acquired businesses and realization of anticipated synergies, increased competition, availability of capital to finance capital expenditures necessary to increase and maintain our operating machine base, the rate of growth in general and administrative expenses due to our business expansion, our dependence upon lease renewals, risks of extended periods of reduced occupancy levels, and our ability to implement our business strategy. Other risks and uncertainties also include changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including our stockholders, customers, suppliers, competitors, legislative, regulatory, judicial and other governmental authorities. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may vary significantly from those anticipated, projected, believed, estimated, expected, intended or planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of March 31, 2004, we had approximately $110.3 million outstanding relating to our variable rate debt portfolio.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $2.2 million, assuming the total amount of variable interest rate debt outstanding was $110.3 million, the balance as of March 31, 2004.

     We enter into interest rate swap agreements from time to time to mitigate our exposure to adverse interest rate fluctuations. On September 23, 2002, Coinmach Corp. entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Coinmach Corp. credit facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.

     Our fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

     We do not use derivative financial instruments for trading purposes and are not exposed to foreign currency

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-30 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them by others within Coinmach Corp. on a timely basis. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  Directors

     The table below list our directors. Such tables are followed by descriptions of all positions and offices held by such persons with us, the periods during which they have served as such and certain other information. The term of office of each director continues until the election of directors to be held at the next annual meeting of stockholders or until his successor has been elected. There is no family relationship between any director and any other director or executive officer of us or our subsidiaries. The information set forth below concerning such directors has been furnished by such directors.

Name	Title	Age
Stephen R. Kerrigan	Chairman of the Board and Director	50

James N. Chapman	Director	42

David A. Donnini	Director	38

Bruce V. Rauner	Director	47

     Mr. Kerrigan. Mr. Kerrigan has been Chief Executive Officer of Laundry Corp. since May 1996, of Coinmach Corp. since November 1995 and of Holdings since March 2003. Mr. Kerrigan was President and Treasurer of Solon and Laundry Corp. from April 1995 until May 1996, and Chief Executive Officer of TCC from January 1995 until November 1995. Mr. Kerrigan has been a director and Chairman of the Laundry Corp. Board of Directors since April 1995 and of the Coinmach Corp. Board of Directors since November 1995 and a member of the board of managers of Holdings since March 2003. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC’s predecessor, Coinmach Industries Co., L.P. from 1987 to 1994.

     Mr. Chapman. Mr. Chapman has been a director of Coinmach Corp. and a member of the board of managers of Holdings since March 2003 and a director of Laundry Corp. since 1995. He previously was a director of Coinmach Corp. from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Chapman is associated with Regiment Capital Advisors, LLC which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc. and Teleglobe International Holdings LTD. as well as a number of private companies.

     Mr. Donnini. Mr. Donnini has been a director of Coinmach Corp. and a member of the board of managers of Holdings since March 2003 and a director of Laundry Corp. since July 1995. He previously was a director of Coinmach Corp. from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Donnini has been a Principal of GTCR since 1993, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Donnini serves on the boards of TSI Telecommunications Services, Synagro Technologies, Inc and a number of private companies.

     Mr. Rauner. Mr. Rauner has been a director of Coinmach Corp. and a member of the board of managers of Holdings since March 2003 and a director of Laundry Corp. since July 1995. He previously was a director of Coinmach Corp. from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Rauner has been a Principal and General Partner with GTCR since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner serves on the boards of a number of private companies.

     Code of Ethics

     The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company’s chief executive officer or principle financial officer, or for persons performing similar functions. The Board believes that the Company’s existing internal control procedures and current business practices are adequate to promote honest and ethical conduct and to deter wrongdoing on the part of these executives. The Company expects to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

     Audit Committee

     The Company is not a “listed company” under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee and does not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

     If the proposed offering of IDSs by CSC will be consummated, we expect that the Company will have at least one independent director at the time of the listing of the IDSs on a national securities exchange, at least a majority of independent directors within 90 days of such listing, and solely independent directors within one year of such listing. We expect that the audit committee and its charter will comply with the listing standards of such national securities exchange and the SEC’s rules and regulations applicable to audit committees.

     There is no guarantee that the offerings of IDSs or such audit committee will be formed and CSC may elect not to proceed with the offering or any or all of the related transactions. See Item 1 – “Business – Related Developments.”

     Executive Officers

     Our executive officers are listed on the table below which is followed by descriptions of all positions and offices held by such persons with us and the periods during which they have served as such and other information. The term of office of each executive officer continues until the election of executive officers to be held at the next annual meeting of directors or until his successor has been elected. There is no family relationship between any executive officer and any other executive officer or director us or our subsidiaries.

Name	Title	Age
Stephen R. Kerrigan	Chairman of the Board and Chief Executive Officer	50

Mitchell Blatt	President, Chief Operating Officer	52

Robert M. Doyle	Chief Financial Officer, Senior Vice President, Treasurer, Secretary	47

Ramon Norniella	Senior Vice President and President and Secretary of AWA	45

Michael E. Stanky	Senior Vice President	52

For information regarding Mr. Kerrigan, see “— Directors” above.

     Mr. Blatt. Mr. Blatt has been President and Chief Operating Officer of Laundry Corp. since April 1996, of Coinmach Corp. since November 1995 and of Holdings since March 2003. Mr. Blatt was the President and Chief

Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt was a director of Laundry Corp. and Coinmach Corp. from November 1995 to March 2003. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.

     Mr. Doyle. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Laundry Corp. since April 1996, of Coinmach Corp. since November 1995 and of Holdings since March 2003. Mr. Doyle was a director of Coinmach Corp. from November 1995 to March 2003. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC’s predecessor in 1986 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

     Mr. Norniella. Mr. Norniella has been Vice President of Coinmach Corp. since 1998, becoming Senior Vice President in April 2000. Mr. Norniella has been President and Secretary of AWA since its incorporation in November 2002. Mr. Norniella was Vice President and General Manager of Macke Laundry Services, Inc.’s Florida region from 1986 through 1992 and its Texas region from 1995 through 1998. Mr. Norniella served as Vice President of Correspondent Banking for Banco del Pichincha from 1993 through 1995.

     Mr. Stanky. Mr. Stanky has been Senior Vice President of Laundry Corp. since April 1996, of Coinmach Corp. since November 1995 and of Holdings since March 2003. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon’s South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers (collectively, the “Named Executive Officers”) who had annual compensation in excess of $100,000 for all services rendered in all capacities for the 2004 Fiscal Year, the 2003 Fiscal Year and the 2002 Fiscal Year.

	Annual					Long-Term
	Compensation					Compensation
						Common Stock	All Other
	Fiscal	Salary	Bonus	Other Annual		Underlying Options	Compensation (16)
Name and Principal Position	Year	($)	($)	Compensation ($)		(#)	($)
Stephen R. Kerrigan	2004	446,250	348,125	171,610	(1)	—	2,243
Chief Executive Officer	2003	440,120	497,500	131,952	(2)	—	2,946
	2002	425,000	285,000	118,755	(3)	—	2,334
Mitchell Blatt	2004	352,753	113,000	65,893	(4)	—	2,243
President, Chief	2003	350,753	140,000	57,639	(5)	—	3,016
Operating Officer	2002	300,753	90,000	45,583	(6)	—	2,334
Robert M. Doyle	2004	257,500	89,375	36,856	(7)	—	2,258
Chief Financial Officer	2003	255,337	162,500	32,723	(8)	—	2,324
	2002	248,076	80,000	24,419	(9)	—	2,944

	Annual					Long-Term
	Compensation					Compensation
						Common Stock	All Other
	Fiscal	Salary	Bonus	Other Annual		Underlying Options	Compensation (16)
Name and Principal Position	Year	($)	($)	Compensation ($)		(#)	($)
Ramon Norniella	2004	150,000	70,000	9,472	(10)	—	2,243
Senior Vice President;	2003	150,000	50,000	9,227	(11)	—	2,827
President and Secretary of AWA	2002	136,154	32,500	6,481	(12)	—	2,103
Michael E. Stanky	2004	202,800	29,300	28,368	(13)	—	2,243
Senior Vice President	2003	200,550	89,800	29,125	(14)	—	2,833
	2002	195,000	44,500	21,364	(15)	—	2,335

(1)	Includes $115,907 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $6,057 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $28,916 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $3,688 in automobile allowances; $15,268 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan.

(2)	Includes $77,429 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $30,187 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,084 in automobile allowances; $16,728 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan.

(3)	Includes $81,968 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $14,451 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,175 in automobile allowances; $14,918 in club membership fees; and $1,493 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan

(4)	Includes $28,749 in forgiven indebtedness; $17,678 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,938 in automobile allowances; $14,040 in club membership fees; and $2,488 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(5)	Includes $23,301 in forgiven indebtedness; $15,304 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $3,188 in automobile allowances; $13,398 in club membership fees; and $2,448 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(6)	Includes $23,301 in forgiven indebtedness; $4,258 in automobile allowances; $16,346 in club membership fees; and $1,678 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(7)	Includes $17,164 in forgiven indebtedness; $13,146 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $5,096 in automobile allowances; and $1,450 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(8)	Includes $14,859 in forgiven indebtedness; $13,876 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,563 in automobile allowances; and $1,425 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(9)	Includes $14,859 in forgiven indebtedness; $6,643 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,083 in automobile allowances; and $834 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(10)	Includes $3,960 in forgiven indebtedness; $4,990 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; and $522 in automobile allowances.

(11)	Includes $3,960 in forgiven indebtedness; $5,267 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction.

(12)	Includes $3,960 in forgiven indebtedness; $2,521 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction.

(13)	Includes $13,027 in forgiven indebtedness; $13,323 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $305 in automobile allowances; and $1,713 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(14)	Includes $13,029 in forgiven indebtedness; $14,063 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $363 in automobile allowances; and $1,670 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(15)	Includes $13,029 in forgiven indebtedness; $6,732 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $438 in automobile allowances; and $1,165 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(16)	Represents matching contributions made by Coinmach Corp. to the 401(k) Plan (as defined herein).

Employment Agreements

     Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle. On March 6, 2003, in connection with the AWA Transactions, Coinmach Corp., Holdings and each of Stephen R. Kerrigan (and MCS

Capital, Inc., or “MCS”, an entity controlled by Mr. Kerrigan), Mitchell Blatt and Robert M. Doyle (each of whom we refer to as a “senior manager”), entered into Senior Management Agreements (which we collectively refer to as the “senior management agreements”), which replaced the senior management agreements with the senior managers in effect since January 31, 1995. The senior management agreements provide for annual base salaries of $446,250, $352,753 and $257,500 for each of Messrs. Kerrigan, Blatt and Doyle, respectively, which amounts are reviewed annually by the Holdings board. The Holdings board, in its sole discretion, may grant each senior manager an annual bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings each senior manager will be entitled to a bonus equal to 2.0 times his annual base salary at the time of such sale, plus the amount of the bonus paid in the most recently completed fiscal year. Each senior manager’s employment is terminable at the will of such senior manager or at the discretion of the Holdings board. Under certain circumstances, the senior managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Holdings board without Cause (as defined in the senior management agreements) or by a senior manager for Good Reason (as defined in the senior management agreements) and not by reason of such senior manager’s death or disability, and no Event of Default (as defined in the senior management agreements) has occurred under any bank credit facility or other facility to which Coinmach Corp. is a party, senior managers are entitled to receive severance pay in an amount equal to 2.0 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated as described above by the Holdings board and an Event of Default has occurred and is continuing under any bank credit facility or other facility to which Coinmach Corp. is a party, senior managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. For a period of one year after termination of his employment, a senior manager is subject to both non-competition and non-solicitation provisions. Senior managers are entitled to require Holdings to repurchase the units of Holdings owned by them upon the occurrence of certain events, including the termination of such senior manager without Cause (as defined in the applicable senior management agreement), the termination by the senior manager for Good Reason (as defined in the applicable senior management agreement), and certain qualified sales of the equity securities or assets of Holdings. In the event a senior manager violates the non-competition clause of his senior management agreement or is terminated for any reason, the units of Holdings owned by such senior manager will be subject to repurchase by Holdings and certain other members of Holdings. The units of Holdings owned by the senior managers are subject to customary co-sale rights and rights of first refusal.

     Employment Agreement of Ramon Norniella. Coinmach Corp. entered into an employment agreement with Mr. Norniella, dated as of December 17, 2000. Mr. Norniella’s current employment agreement has a term of one year and is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $120,000, commencing January 1, 2001, which amount is to be reviewed each December by the Coinmach Corp. board of directors (which we refer to as the “Coinmach Corp. board”). During the fiscal year ended March 31, 2003, the Coinmach Corp. board approved an annual base salary for Mr. Norniella of $150,000. The Coinmach Corp. board may, in its discretion, grant Mr. Norniella a performance-based annual bonus. The agreement is terminable at the will of Mr. Norniella or at the discretion of the Coinmach Corp. board. Under the terms of such employment agreement, Mr. Norniella is entitled to receive severance pay upon termination of employment by Coinmach Corp. without Cause (as defined in such agreement) in an amount equal to his annual base salary then in effect. For a period of two years after termination of his employment, Mr. Norniella is subject to both non-competition and non-solicitation provisions.

     Employment Agreement of Michael E. Stanky. On July 1, 1995, Solon (as predecessor-in-interest to Coinmach Corp.) entered into an employment agreement with Mr. Stanky, referred to as the Stanky employment agreement, which provided for an annual base salary of $150,000. During the fiscal year ended March 31, 2003, Coinmach Corp. approved an annual base salary for Mr. Stanky of $202,800. Mr. Stanky is terminable at his will or at the discretion of the Coinmach Corp. board. The Chief Executive Officer of Coinmach Corp., in his sole discretion, may grant Mr. Stanky an annual bonus. If employment is terminated by the Coinmach Corp. board without Cause (as defined in the Stanky Employment Agreement) and (i) no Event of Default (as defined in the Stanky employment agreement) has occurred and is continuing, Mr. Stanky is entitled to receive severance pay in an amount equal to 1.5 times his annual base salary then in effect, or (ii) an Event of Default has occurred and is continuing, Mr. Stanky will be entitled to receive severance pay in an amount equal to 1.0 times his annual base salary then in effect, in each case payable in 12 equal monthly installments. If Mr. Stanky terminates his employment for Good Reason (as defined in the Stanky employment agreement), he will be entitled to an amount equal to one half of the severance pay described in the immediately preceding sentence, depending on whether an Event of Default has occurred and is continuing, payable over nine or six months, respectively. For a period of one year after termination of his employment, Mr. Stanky is subject to both non-competition and non-solicitation provisions.

Report on Executive Compensation

     Our Board determines the total form and amount of compensation for our executive officers. Executive compensation is based on a performance and rewards compensation system consisting of base salaries and incentives (annual and long-term) that compensate executives for the achievement of levels of performance. Our executive compensation policies are intended to enable us to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve our performance and are designed to pay base salaries and provide total compensation opportunities which reward each executive for contributions to our successes.

     While our Board may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indicia of financial performance, in reaching total compensation determinations, our Board evaluates executive performance and reaches compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions us as well as the recommendations of our chief executive officer. With respect to the determination of total compensation of the chief executive officer, significant factors taken into account by our Board include individual performance and contribution to us, effectiveness of leadership, and our significant strategic accomplishments and achievement of annual business goals.

     In determining the base salaries of executive officers, our Board takes into consideration the level of responsibility and experience of each executive officer and the knowledge and skill required. Executive performance is evaluated and any base salary adjustment is based on an evaluation of the individual’s performance and contribution. Each year, the chief executive officer makes recommendations with respect to salary adjustments for all executive officers, which recommendations are reviewed, modified where appropriate and approved or rejected by our Board. During the fiscal year ended March 31, 2004, our Board approved annual base salaries for each of Messrs. Kerrigan, Blatt, Doyle, Stanky and Norniella of $446,250, $352,753, $257,500, $202,800 and $150,000, respectively.

     In addition to base salaries, our Board grants bonuses to executive officers in recognition of their efforts to position us to achieve future growth. After reviewing individual performances, the chief executive officer makes recommendations with respect to bonuses and other incentive awards, which recommendations are reviewed and, to the extent determined appropriate, approved by our Board.

     From time to time, we enter into employment contracts or other compensation arrangements with our executive officers. Currently, we have employment agreements with Messrs. Kerrigan, Blatt, Doyle, Stanky and Norniella and certain other key employees. The terms of the agreements with the executive officers are summarized in “—Employment Agreements.”

Stephen R. Kerrigan (Chairman)
Bruce V. Rauner
James N. Chapman
David A. Donnini

401(k) Savings Plan

     Coinmach Corp. offers a 401(k) savings plan to all current eligible employees who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 25% of their salaries up to a maximum level imposed by applicable federal law ($12,000 in 2003 and $13,000 in 2004). The percentage of compensation contributed to the plan is deducted from each eligible employee’s salary and considered tax-deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, Coinmach Corp. contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee. Eligible employees become vested with respect to matching contributions made by Coinmach Corp. pursuant to a vesting schedule based upon an eligible employee’s years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

     Coinmach Corp. made the following matching contributions during the fiscal year ended March 31, 2004 to the named executive officers: Messrs. Kerrigan $2,243, Blatt $2,243, Doyle $2,258, Norniella $2,243 and Stanky $2,243.

Compensation of Directors

     Directors receive no cash remuneration for their service as directors, other than reimbursement of reasonable travel and related expenses for attendance at our Board meetings.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended March 31, 2004, all compensation matters with respect to us were, and continue to be, addressed by our Board, the Holdings Board or the Chief Executive Officer, as appropriate. None of our directors and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 31, 2004, Coinmach Corp. had 100 shares of common stock, par value $.01 per share, issued and outstanding, all of which were owned by Laundry Corp. Laundry Corp. completed the Going Private Transaction in July 2000, pursuant to which it was acquired by an affiliate of GTCR Fund IV. For more information concerning these transactions, see Item 1 — “Business – General Development of Business.” In March 2003, Laundry Corp. became a wholly owned subsidiary of Holdings upon consummation of the AWA Transactions.

     The following table sets forth certain information regarding each of the Common Units and Class C Preferred Units of Holdings beneficially owned as of March 31, 2004 by (i) each of Holdings’ directors, (ii) each of the Named Executive Officers, and (iii) all directors of Holdings and the Named Executive Officers as a group. Neither any of Holdings’ directors nor any of the Named Executive Officers beneficially own as of March 31, 2004 any Class A Preferred Units or Class B Preferred Units.

Name and Address(1)	Number of Units				Percent of each Unit Class
of Beneficial Owner	Common Units		Class C Preferred Units		Common Units	Class C Preferred Units
Stephen R. Kerrigan	8,320,914	(2)	3,403	(2)	4.98%	2.52%
Mitchell Blatt	7,376,400		3,833		4.42%	2.83%
Robert M. Doyle	3,165,898		763		1.90%	*
Michael E. Stanky	2,058,122		368		1.23%	*
Ramon Norniella	250,000		63		*	*
James N. Chapman	756,436		110		*	*
Bruce V. Rauner	116,133,474	(3)	104,520	(3)	69.51%	77.25%

Name and Address(1)
of Beneficial Owner	Number of Units				Percent of each Unit Class
	Common Units		Class C Preferred Units		Common Units	Class C Preferred Units
David A. Donnini	116,133,474	(4)	104,520	(4)	69.51%	77.25%
All Officers and Directors as a group (9 persons)	138,061,244	(5)	113,060	(6)	82.64%	83.57%

*	Percentage of units beneficially owned does not exceed 1% of Common Units outstanding.

(1)	All addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

(2)	All Common Units and Class C Preferred Units are beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(3)	All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Rauner is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Rauner disclaims beneficial ownership of such units.

(4)	All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Donnini is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Donnini disclaims beneficial ownership of such units.

(5)	In calculating the Common Units beneficially owned by executive officers and directors as a group, 116,133,474 units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(6)	In calculating the Class C Preferred Units beneficially owned by the executive officers and directors as a group, 104,520 Class C Preferred Units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

Change of Control

     Pursuant to the terms of the credit agreement governing the Senior Secured Credit Facility, upon the occurrence of an Event of Default (as defined in such credit agreement), the lenders under such credit facility have the right to foreclose on all of the outstanding shares of common stock of Coinmach Corp. issued to Laundry Corp. and pledged to such lenders by Laundry Corp. pursuant to the terms and conditions of such credit agreement.

Equity Participation Purchase Program

     Prior to the Going Private Transaction, certain of our employees acquired shares of common stock and preferred stock of Laundry Corp. at fixed prices and on terms determined by the board of directors of Laundry Corp. The shares of common stock acquired were subject to vesting requirements, typically four years from the date of the acquisition. Pursuant to the AWA Transactions, all of the shares of capital stock issued under the equity participation purchase program were contributed to Holdings in exchange for substantially equivalent equity interests in Holdings. As a result of prior issuances under the equity participation purchase program, as of March 31, 2004, 16,161,894 Holdings common units had been issued, and 693 Holdings Class C preferred had been issued. For more information relating to our equity participation purchase program, see Item 5 “Market for Our Common Equity and Related Stockholder Matters—Equity Participation Purchase Program”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Services

     During the 2004 Fiscal Year, Coinmach Corp. paid Mr. Chapman, a member of each of the Coinmach Corp. Board, the Holdings Board and the Laundry Corp. Board, $180,000 for general financial advisory and investment banking services.

Registration Agreement

     In connection with the AWA Transactions, Holdings entered into a registration agreement, dated March 6, 2003 (the “Registration Rights Agreement”), with GTCR-CLC, LLC (“GTCR-CLC”), Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the “Registration Rights Holders”). Pursuant to the Registration Rights Agreement, Holdings granted the Registration Rights Holders certain rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”), for resale to the public, of the Registrable Securities (as defined in the Registration Rights Agreement) of Holdings owned directly or indirectly by each of them. The Registration Rights Agreement provides, among other things and subject to limitations, that certain of the Registration Rights Holders have “demand” registration rights, pursuant to which they may request registration under the Securities Act of all or a portion of their Registrable Securities. The Registration Rights Agreement also grants the Registration Rights Holders “piggyback” registration rights, pursuant to which they may request inclusion of their Registrable Securities in a registration statement proposed to be filed by Holdings under the Securities Act. The Registration Rights Agreement provides for customary provisions regarding the priority among the Registration Rights Holders with respect to the number of Registrable Securities to be registered pursuant to any demand or piggyback registration and indemnification by Holdings of the Registration Rights Holders.

Certain Loans to Members of Management

Generally

     As of June 29, 2004, Messrs. Kerrigan (directly and indirectly through MCS,), Blatt, Doyle, Stanky and Norniella each owed Coinmach Corp., Laundry Corp. and/or Holdings $698,508 (which includes $40005,394 owed in connection with the purchase of common stock of Laundry Corp.), $521,268, $177,365, $179,755 and $67,320, respectively, plus interest accrued and unpaid interest thereon. Since the beginning of the 2004 fiscal year, the largest aggregate amount owed to Coinmach Corp. and/or Laundry Corp. by Messrs. Kerrigan (directly and indirectly through MCS), Blatt, Doyle, Stanky and Norniella at any one time during such period was $750,849, $550,018, $194,529, $192,782 and $71,280, respectively, plus accrued and unpaid interest thereon.

     Equity Purchase Loans

     The indebtedness of each of MCS and Mr. Blatt was evidenced, in part, by (i) two promissory notes, each dated July 26, 1995 in an original principal amount of $52,370, and (ii) two promissory notes, each dated May 3, 1996 in an original principal amount of $21,797, issued to Laundry Corp. in connection with the purchase of certain of its equity securities. The obligations under these notes accrued interest at a rate of 8% per annum and were secured by a pledge of all of the Laundry Corp. common stock then held by MCS and Mr. Blatt. The principal amounts outstanding under these notes were payable in eight equal annual installments, commencing on the first anniversary of the date of issuance of each such note. Since April 1, 2003, Laundry Corp. forgave the repayment of approximately (i) $6,547 by each of MCS and Mr. Blatt under the promissory senior notes dated July 26, 1995, and (ii) $8,172 by each of MCS and Mr. Blatt under the promissory notes dated May 3, 1996.

     On December 17, 2000, each of MCS and Messrs. Doyle, Stanky and Norniella, and on September 6, 2001, Mr. Blatt, entered into promissory notes (which we collectively refer to as the “management promissory notes”) in favor of Laundry Corp. in connection with the purchase of shares of common stock of Laundry Corp. under

Coinmach Corp.’s equity participation purchase program in original principal amounts of $408,547, $208,664, $211,476, $280,607 and $79,200, respectively. On March 6, 2003, in connection with the AWA Transactions and the corresponding exchange of all equity interests of Laundry Corp. for equity interests in Holdings, each of MCS and Messrs. Blatt, Doyle, Stanky and Norniella entered into amended and restated promissory notes (which we refer to as the “amended management promissory notes”) with Laundry Corp. on identical terms as the management promissory notes in substitution and exchange for the management promissory notes. See “—Management Contribution Agreements”. The obligations under the amended management promissory notes are payable in installments over a period of ten years, accrue interest at a rate of 7% per annum, may be prepaid in whole or in part at any time and are secured by a pledge of certain membership units of Holdings held by each borrower thereunder. Since April 1, 2003, Laundry Corp. forgave the repayment of approximately $49,343, $31,708, $23,579, $23,897 and $8,950 of principal and interest owed by each of MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Norniella, respectively, under such loans.

     Relocation and Other Loans

     On May 5, 1999, Coinmach Corp. extended a loan to Mr. Blatt in a principal amount of $250,000, which loan was evidenced by a promissory note, (which we refer to as the “Blatt original note,”) providing, among other things, that the outstanding loan balance was payable on May 5, 2002, that interest accrue thereon at a rate of 8% per annum and that the obligations under such loan are secured by a pledge of certain common stock of Laundry Corp. held by Mr. Blatt. On March 15, 2002, Coinmach Corp. and Mr. Blatt entered into a replacement promissory note, (which we refer to as the “Blatt replacement note”), on identical terms as the Blatt original note in substitution and exchange for the Blatt original note, except that (i) the Blatt replacement note is in an original principal amount of $282,752, (ii) the outstanding loan balance under the Blatt replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and (iii) the obligations under the Blatt replacement note, pursuant to an amendment to the Blatt replacement note dated March 6, 2003, are secured by a pledge of certain preferred and common units of Holdings held by Mr. Blatt. The board of directors has authorized that payments of principal and interest on the Blatt replacement note will be forgiven on each payment date provided that Mr. Blatt is employed by Coinmach Corp. on such payment date. If Mr. Blatt ceases to be employed by Coinmach Corp. as a result of (i) a change in control of Coinmach Corp., (ii) the death or disability of Mr. Blatt while employed by Coinmach Corp. or (iii) a termination by Mr. Blatt for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Blatt replacement note are required to be forgiven as of the date of such termination event. If Mr. Blatt’s employment is terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Blatt replacement note will become due and payable within 30 business days following the termination of Mr. Blatt’s employment.

     In connection with the establishment of a corporate office in Charlotte, North Carolina and the relocation of Mr. Kerrigan to such office in September 1996, Coinmach Corp. extended a loan to Mr. Kerrigan in the principal amount of $500,000 (which we refer to as the “Kerrigan relocation loan”). The Kerrigan relocation loan provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each such payment date referred to as a “payment date”) and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Coinmach Corp. board determined to extend the Kerrigan relocation loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan relocation loan provides that payments of principal and interest will be forgiven on each payment date provided that Mr. Kerrigan is employed by Coinmach Corp. on such payment date. If Mr. Kerrigan ceases to be employed by Coinmach Corp. as a result of (i) a change in control of Coinmach Corp., (ii) the death or disability of Mr. Kerrigan while employed by Coinmach Corp. or (iii) a termination by Mr. Kerrigan for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Kerrigan Relocation Loan are required to be forgiven as of the date of such termination event. If Mr. Kerrigan’s employment is terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Kerrigan relocation loan will become due and payable within 30 business days following the termination of Mr. Kerrigan’s employment.

Securityholders Agreement

     In connection with the AWA Transactions, Holdings entered into a securityholders agreement, dated March 6, 2003 (the “Securityholders Agreement”), with GTCR-CLC, Jefferies & Company, Inc., Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the “Securityholders”). The Securityholders Agreement provides that GTCR-CLC shall have the ability to designate for election a majority of the Holdings Board for so long as GTCR owns in the aggregate at least 50% of the securities of Holdings held by GTCR-CLC. In addition, under the Securityholders Agreement, with the exception of any outside managers elected to the Coinmach Corp. Board or the board of directors of AWA (the “AWA Board”), the composition of each of the Laundry Corp. Board, the Coinmach Corp. Board and the AWA Board is required to be the same as the Holdings Board. The Securityholders Agreement also provides for certain restrictions on issuances and transfers of any of Holdings’ units purchased or otherwise acquired by any Securityholder including, but not limited to, provisions providing (i) Securityholders with certain limited participation rights in certain proposed transfers; (ii) certain Securityholders with limited first refusal rights in connection with certain proposed transfers of Holdings’ units; and (iii) that if Holdings authorizes the issuance or sale of any Common Units or any securities convertible, exchangeable or exercisable for Common Units, Holdings will first offer to sell to the Securityholders a specified percentage of the Common Units sold in such issuance. Under the Securityholders Agreement, upon approval by the Holdings Board and holders of a majority of the Common Units of Holdings then outstanding of a sale of all or substantially all of Holdings’ assets or outstanding units (whether by merger, recapitalization, consolidation, reorganization, combination or otherwise), each Securityholder shall vote for such sale and waive any dissenters’ rights, appraisal rights or similar rights in connection therewith.

Management Contribution Agreements

     In connection with the AWA Transactions, Holdings entered into separate management contribution agreements, dated March 5, 2003 (which we collectively refer to as the “management contribution agreements”), with Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman (whom we collectively refer to as the “management stockholders”). Pursuant to the management contribution agreements, the management stockholders agreed to contribute to Holdings all of the capital stock of Laundry Corp. and all of the AWA common stock owned by each of them in exchange for substantially equivalent equity interests (in the form of Holdings common units and certain Holdings’ preferred units) in Holdings. Pursuant to such agreements, the management stockholders also assigned to Holdings their right to receive the dividend that Laundry Corp. declared on March 5, 2003. The management contribution agreements with Mr. Chapman and Mr. Stanky further provide that the units of Holdings held by each of them are subject to customary rights of first refusal. In addition, the management contribution agreement with Mr. Stanky provides that if Mr. Stanky violates the non-competition clause of his employment agreement or he is terminated for any reason, the units of Holdings owned by him will be subject to repurchase by Holdings and certain other members of Holdings.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for years ended March 31, 2004 and 2003, and fees billed for other services rendered by Ernst & Young during those periods (in thousands).

	Year ended March 31,
Type of Fees	2004	2003
Audit fees	$344,000	$318,414
Audit related fees	16,000	178,756
Tax fees	174,000	229,200
All other fees	—	138,500

Total	$534,000	$864,870

     In the above table, “audit fees” are fees billed by Ernst & Young LLP and include fees associated with the annual audit of the Company’s consolidated financial statements included in Form 10-K and the review of financial condensed statements included in Form 10-Q’s; “audit related fees” are fees billed by Ernst & Young LLP and include fees for assurance and related services that are traditionally performed by Ernst & Young LLP including employee benefit plan audits, consultation services related to compliance with the Sarbanes-Oxley Act of 2002, and other items reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees billed by Ernst & Young LLP and include fees for tax compliance, tax advice, tax return preparation and tax planning; and “all other fees” include fees billed by Ernst & Young LLP for any services not included in the above mentioned categories.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules required to be filed in satisfaction of Item 8 — see Index to Consolidated Financial Statements and Schedule appearing on Page F-1. Schedules not required have been omitted.

(b)	Reports on Form 8-K: No reports on Form 8-K were filed by Coinmach Corp. during the last quarter of Fiscal Year 2004.

(c)	Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index and such listing is incorporated by reference.

(d)	None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plainview, State of New York on June 29, 2004.

COINMACH CORPORATION
By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 29, 2004	By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2004	By:	/s/ ROBERT M. DOYLE
Robert M. Doyle
Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 29, 2004	By:	/s/ BRUCE V. RAUNER
Bruce V. Rauner
Director

Date: June 29, 2004	By:	/s/ DAVID A. DONNINI
David A. Donnini
Director

Date: June 29, 2004	By:	/s/ JAMES N. CHAPMAN
James N. Chapman
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE SECURITIES ACT

     We have not sent any annual report to security holders covering our 2004 Fiscal Year. In addition, we have not sent any proxy statement, form of proxy of other proxy soliciting material to more than ten of our security holders with respect to any annual or other meeting of our security holders.

Coinmach Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Registered Public Accounting Firm	F-2
As of March 31, 2004 and March 31, 2003:
Consolidated Balance Sheets	F-3
For the years ended March 31, 2004, March 31, 2003 and March 31, 2002:
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholder’s Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8
Schedule II—Valuation and Qualifying Accounts:
For the years March 31, 2004, March 31, 2003 and March 31, 2002	F-32

(All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

Report of Registered Public Accounting Firm

To the Board of Directors of
   Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2004 and March 31, 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2004 and March 31, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

New York, New York
May 27, 2004

Coinmach Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,
	2004	2003
Assets
Cash and cash equivalents	$31,620	$27,428
Receivables, less allowance of $2,892 and $1,553	6,207	10,453
Inventories	11,508	14,125
Assets held for sale	2,560	—
Prepaid expenses	5,342	7,617
Advance location payments	73,253	70,911
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	479,781	421,681
Land, building and improvements	30,053	24,314
Trucks and other vehicles	27,590	23,165

	537,424	469,160
Less accumulated depreciation and amortization	(253,736)	(182,474)

Net property and equipment	283,688	286,686
Contract rights, net of accumulated amortization of $87,139 and $73,027	323,152	335,327
Goodwill	204,780	203,860
Other assets	17,399	19,754

Total assets	$959,509	$976,161

Liabilities and Stockholder’s equity
Accounts payable	$20,407	$26,485
Accrued expenses	8,928	10,358
Accrued rental payments	31,855	29,481
Accrued interest	7,549	8,094
Interest rate swap liability	3,597	3,345
Deferred income taxes	75,749	79,621
Long-term debt	717,631	718,112
Due to Parent	50,036	50,863

Total liabilities	915,752	926,359
Stockholder’s equity:
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	121,065	121,065
Accumulated other comprehensive loss, net of tax	(2,006)	(2,007)
Accumulated deficit	(75,302)	(69,256)

Total stockholder’s equity	43,757	49,802

Total liabilities and stockholder’s equity	$959,509	$976,161

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2004	2003	2002
Revenues	$531,088	$535,179	$538,895
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization)	365,709	366,539	363,126
General and administrative	8,756	8,569	8,704
Depreciation and amortization	72,529	67,161	61,212
Amortization of advance location payments	20,576	21,214	23,437
Amortization of intangibles	15,472	15,803	44,880
Other items, net	230	(454)	—

	483,272	478,832	501,359

Operating income	47,816	56,347	37,536
Loss on extinguishment of debt	—	—	11,402
Interest expense	57,377	58,167	65,889
Interest expense—escrow and interest rate swap termination costs (Note 3a)	—	—	7,147

Total interest expense	57,377	58,167	73,036

Loss before income taxes	(9,561)	(1,820)	(46,902)

Provision (benefit) for income taxes:
Current	104	359	(1,586)
Deferred	(3,619)	109	(3,951)

	(3,515)	468	(5,537)

Net loss	$(6,046)	$(2,288)	$(41,365)

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Stockholder’s Equity
(In thousands, except share data)

			Capital	Accumulated
	Common Stock		in Excess of Par	Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Value	Loss	Deficit	Equity
Balance, March 31, 2001	100	$—	$117,391	$—	$(25,603)	$91,788
Net loss	—	—	—	—	(41,365)	(41,365)

Balance, March 31, 2002	100	—	117,391	—	(66,968)	50,423
Net loss	—	—	—	—	(2,288)	(2,288)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	(2,007)	—	(2,007)

Total comprehensive loss	—	—	—	—	—	(4,295)
Capital contribution	—	—	1,000	—	—	1,000
Contribution of RDI investment	—	—	2,674	—	—	2,674

Balance, March 31, 2003	100	—	121,065	(2,007)	(69,256)	49,802
Net loss	—	—	—	—	(6,046)	(6,046)
Gain on derivative instruments	—	—	—	1	—	1

Total comprehensive loss	—	—	—	—	—	(6,045)

Balance, March 31, 2004	100	$—	$121,065	$(2,006)	$(75,302)	$43,757

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands of dollars)

	Year ended March 31,
	2004	2003	2002
Operating activities
Net loss	$(6,046)	$(2,288)	$(41,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	11,402
Depreciation and amortization	72,529	67,161	61,212
Amortization of advance location payments	20,576	21,214	23,437
Amortization of intangibles	15,472	15,803	44,880
Gain on sale of investment and equipment	(1,232)	(3,532)	(147)
Deferred income taxes	(3,619)	109	(3,951)
Amortization of debt discount and deferred issue costs	2,414	2,439	2,008
Amortization of premium on 11-3/4% Senior Notes	—	—	(1,009)
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,383)	126	(1,713)
Receivables, net	4,246	1,430	(1,813)
Inventories and prepaid expenses	2,246	(1,292)	842
Accounts payable and accrued expenses, net	(6,780)	2,950	(6,729)
Accrued interest	(545)	554	(8,399)

Net cash provided by operating activities	97,878	104,674	78,655

Investing activities
Additions to property and equipment	(65,460)	(66,238)	(63,995)
Advance location payments to location owners	(21,272)	(20,447)	(15,469)
Additions to net assets related to acquisitions of businesses	(3,615)	(1,976)	(3,723)
Proceeds from sale of investment	1,022	6,585	—
Proceeds from sale of property and equipment	876	746	932

Net cash used in investing activities	(88,449)	(81,330)	(82,255)

Coinmach Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In thousands of dollars)

	Year ended March 31,
	2004	2003	2002
Financing activities
Proceeds from credit facility	$8,700	$18,000	$319,489
Repayments of credit facility	(9,613)	(36,750)	(434,820)
Principal payments on capitalized lease obligations	(3,995)	(3,981)	(3,745)
Repayments of bank and other borrowings	498	(16)	(143)
Net repayments to Parent	(827)	(989)	(1,356)
Proceeds from issuance of 9% Senior Notes	—	—	450,000
Repayment of 11 ¾% Senior Notes	—	—	(296,655)
Premium on 11 ¾% Senior Notes	—	—	(8,714)
Debt issuance costs	—	—	(18,495)

Net cash (used in) provided by financing activities	(5,237)	(23,736)	5,561

Net increase (decrease) in cash and cash equivalents	4,192	(392)	1,961
Cash and cash equivalents, beginning of year	27,428	27,820	25,859

Cash and cash equivalents, end of year	$31,620	$27,428	$27,820

Supplemental disclosure of cash flow information
Interest paid	$55,614	$55,300	$80,800

Income taxes paid	$60	$325	$694

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$3,929	$3,554	$5,334

Contribution of RDI Investment	$—	$2,674	$—

See accompanying notes.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The consolidated financial statements of Coinmach Corporation includes the accounts of all wholly-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation (“Laundry Corp.” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”), the ultimate parent. Holdings, a Delaware limited liability company, was formed on November 15, 2002 as part of the AWA Transactions, as defined herein. Unless otherwise specified herein, references to the “Company” shall mean Coinmach Corporation and its subsidiaries.

The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating 164 retail laundromats throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a subsidiary jointly-owned by the Company and Holdings, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, commencing in September 2002 and through its wholly-owned subsidiary American Laundry Franchising Corp. (“ALFC”), began to build and develop laundromat facilities for sale as franchise locations.

Appliance Warehouse Transfer

On November 29, 2002 (the “Transfer Date”), the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred was approximately $34.7 million as of the Transfer Date. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.

In March 2003, through a series of transactions (collectively, the “AWA Transactions”), all of the AWA Common Stock and all of the outstanding capital stock of Laundry Corp. was contributed to Holdings in exchange for substantially equivalent equity interests (in the form of common and preferred membership units) in Holdings.

As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) the Company became the sole holder of all of the outstanding AWA Preferred Stock, (iii) Laundry Corp. became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of Laundry Corp. became unit holders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies

Recognition of Revenues

The Company has agreements with various property owners that provide for the Company’s installation and operation of laundry machines at various locations in return for a commission. These agreements provide for both contingent (percentage of revenues) and fixed commission payments.

The Company reports revenues from laundry machines on the accrual basis and has accrued the cash estimated to be in the machines at the end of each fiscal year. The Company calculates the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days the location had not been collected. The Company analytically reviews the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.

Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $20.8 million for the year ended March 31, 2004, $26.8 million for the year ended March 31, 2003 and $30.2 million for the year ended March 31, 2002.

ALFC enters into a purchase and license agreement with a buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility. ALFC recorded revenue of approximately $1.0 million for the year ended March 31, 2004 and $3.5 million for the year ended March 31, 2003.

No single customer represents more than 2% of the Company’s revenues or installed machine base. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31,
	2004	2003
Laundry equipment	$7,973	$9,948
Machine repair parts	3,535	4,177

	$11,508	$14,125

Reclassifications

Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

Long-Lived Assets

Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2004.

Assets Held for Sale

During the year ended March 31, 2004, the Company constructed five laundromats that will be sold no later than the end of fiscal 2005. The Company has determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” has been met. These assets held for sale are recorded at their historical cost totaling $2,560,000, which the Company believes to be less than its fair value less costs to sell. The carrying value of the laundromats that are held for sale is separately presented in the consolidated balance sheet.

Property, Equipment and Leasehold Improvements

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

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Goodwill

On April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets. SFAS 142 required an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter. The Company performed a fair market valuation of its segments. These segments represent the Company’s reporting units under SFAS 142. The valuation showed that the fair value of the reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units.

Goodwill rollforward for the years ended March 31, 2004 and 2003 consists of the following (in thousands):

	March 31,
	2004	2003
Goodwill – beginning of year	$203,860	$206,569
Acquisitions	920	385
Other	—	(3,094)

Goodwill – end of year	$204,780	$203,860

Following is the impact on earnings of implementing SFAS 142 on the year ended March 31, 2004, and what the impact on the same period in 2003 and 2002 would have been (in thousands):

	Year ended March 31,
	2004	2003	2002
Net loss	$(6,046)	$(2,288)	$(41,365)
Add back: goodwill amortization, net of tax	—	—	15,542

Adjusted net loss	$(6,046)	$(2,288)	$(25,823)

Contract Rights

Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, were amortized on a straight-line basis over approximately 15 years. The Company reassessed the useful economic life of contract rights and determined that such contract rights should be amortized using accelerated methods over periods ranging from 30-35 years. This change took effect for the quarter ended June 30, 2002 and resulted in a decrease in amortization expense by approximately $12.3 million for the year ended March 31, 2003. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2005	$13.8
2006	13.5
2007	13.2
2008	12.9
2009	12.6

Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company’s forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.

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

Comprehensive Loss

Comprehensive loss is defined as the aggregate change in stockholder’s equity excluding changes in ownership interests. Comprehensive loss consists of losses on derivative instruments (interest rate swap agreements).

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

The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive loss and subsequently reclassified into earnings.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,
	2004	2003
9% Senior Notes due 2010	$450,000	$450,000
Credit facility indebtedness	260,337	261,250
Obligations under capital leases	6,762	6,828
Other long-term debt with varying terms and maturities	532	34

	$717,631	$718,112

a.	Senior Notes

On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the “Private 9% Senior Notes”). The Private 9% Senior Notes were exchanged for registered notes (the “Registered 9% Senior Notes”, and together with the Private 9% Senior Notes, the “9% Senior Notes”) otherwise identical in all respects to the Private 9% Senior Notes pursuant to a registration statement filed by the Company with the Securities and Exchange Commission, which registration statement was declared effective on July 15, 2002. The exchange of the Private 9% Senior Notes for the Registered 9% Senior Notes was completed on August 14, 2003. On January 25, 2002, the Company also entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) (see Note 3b). The Company used the net proceeds from the Private 9% Senior Notes, together with borrowings under its Senior Secured Credit Facility to (i) redeem all of its outstanding 11-3/4% Series C Senior Notes due 2005 (the 11-3/4% Senior Notes”) (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11-3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002.

For the year ended March 31, 2002, the Company recognized a loss of approximately $11.4 million as a result of the early extinguishment of debt relating to the redemption of the 11-3/4% Senior Notes and the refinancing of its prior senior credit facility. The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility (see Note 3c). The Consolidated Statement of Operations for the year ended March 31, 2002 contains Interest Expense – escrow and interest rate swap termination costs, which includes (i) the termination cost of the interest rate swap agreement of approximately $4.2 million and (ii) interest paid on the 11-3/4% Senior Notes for the period from January 25, 2002 through February 25, 2002 of approximately $2.9 million.

Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1, commencing August 1, 2002. The 9% Senior Notes are redeemable at the option of the Company in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between the Company and U.S. Bank, N.A. as Trustee (the “Indenture”). The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to Laundry Corp.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.	Long-Term Debt (continued)

b.	Credit Facility

The Company’s Senior Secured Credit Facility entered into on January 25, 2002 is comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A (“Tranche A”) term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B (“Tranche B”) term loan facility bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.

In December 2002, the Company made a $15 million voluntary prepayment of amounts owed under the term loans of its Senior Secured Credit Facility. As of March 31, 2004, there was approximately $17.3 million outstanding under Tranche A requiring quarterly amortization payments commencing on March 31, 2004, $243.0 million outstanding under Tranche B requiring semi-annual amortization payments commencing on June 30, 2004, and no principal amount outstanding on the revolving portion of the Senior Secured Credit Facility.

Interest on the Company’s borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined. Subject to certain conditions, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2004, the monthly variable Eurodollar interest rate was 1.12%.

Indebtedness under the Senior Secured Credit Facility is secured by a first priority security interest in all of the Company’s real and personal property and is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Secured Credit Facility, the Company and Laundry Corp. pledged to Deutsche Bank Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company’s domestic subsidiaries. The Senior Secured Credit Facility contains covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio, and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility limits the Company’s ability to pay dividends. At March 31, 2004, the Company was in compliance with its covenants under the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

	March 31,
	2004	2003
Tranche term loan A, quarterly payments of approximately $913 commencing on March 31, 2004, increasing to approximately $1,370 on March 31, 2006 through January 25, 2008 (Interest rate of 3.88% at March 31, 2004)	$17,351	$18,264
Tranche term loan B, semi-annual payments of approximately $1,240 commencing on June 30, 2004, increasing to approximately $6,199 on June 30, 2007 with the final payment of approximately $210,753 on July 25, 2009 (Interest rate of 3.88% at March 31, 2004)	242,986	242,986
Revolving line of credit	—	—

	$260,337	$261,250

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.	Long-Term Debt (continued)

b.	Credit Facility (continued)

In addition, as of March 31, 2004, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $71.2 million. Letters of credit outstanding at March 31, 2004 were approximately $3.8 million.

The aggregate maturities of debt during the next five years and thereafter as of March 31, 2004 are as follows (in thousands):

Years ending	Principal
March 31,	Amount
2005	$9,149
2006	9,288
2007	9,283
2008	16,761
2009	12,397
Thereafter	660,753

Total debt	$717,631

c.	Interest Rate Swaps

On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company has recorded a loss of approximately $2.0 million, net of tax, for the year-ended March 31, 2004 related to the cash flow hedges, as a component of comprehensive loss.

During the year ended March 31, 2002, the Company used a portion of the net proceeds and borrowings from the 9% Senior Notes and the Senior Secured Credit Facility to terminate all interest rate swap agreements entered into in connection with its prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million, which was recorded as interest expense for the year ended March 31, 2002.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.	Retirement Savings Plan

The Company maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Contributions to such plan amounted to approximately $499,000 for the year ended March 31, 2004, $495,000 for the year ended March 31, 2003 and $487,000 for the year ended March 31, 2002. The Company does not provide any other post-retirement benefits.

5.	Income Taxes

The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$111,103	$113,436
Other, net	1,246	1,452

	112,349	114,888

Deferred tax assets:
Interest rate swap	1,591	1,338
Net operating loss carryforwards	32,294	31,848
Covenant not to compete	1,202	1,081
Other	1,513	1,000

	36,600	35,267

Net deferred tax liability	$75,749	$79,621

The net operating loss carryforwards of approximately $80 million expire between fiscal years 2005 through 2024. The majority of the Company’s net operating loss carryforwards begin to expire after four years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

The (benefit) provision for income taxes consists of (in thousands):

	Year ended March 31,
	2004	2003	2002
Federal	$(2,815)	$85	$(4,293)
State	(700)	383	(1,244)

	$(3,515)	$468	$(5,537)

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.	Income Taxes (continued)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year ended March 31,
	2004	2003	2002
Expected tax benefit	$(3,346)	$(616)	$(16,372)
State tax provision (benefit), net of federal taxes	(473)	249	(141)
Permanent book/tax differences:
Goodwill	—	—	5,075
NOL expiration	—	—	5,874
Other	304	835	27

Tax (benefit) provision	$(3,515)	$468	$(5,537)

The formation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

6.	Related Party Transactions

The Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $260,000 and $323,000 is included in other assets as of March 31, 2004 and March 31, 2003, respectively.

On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The balance of such loan is included in other assets as of March 31, 2004 and March 31, 2003.

During the year ended March 31, 2004, the Company paid a director of the Company $180,000 for general financial advisory and investment banking services.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries

The Company’s domestic subsidiaries (“Guarantor Subsidiaries”) have guaranteed the Company’s 9% Senior Notes and Senior Secured Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company and the guarantees issued are full and unconditional. In addition, the combined operations of Non-Guarantor Subsidiaries represent less than 1% of total consolidated revenue and total consolidated assets. Therefore, the Company has not included a separate column for the Non-Guarantor Subsidiaries because they are minor. The condensed consolidating balance sheets as of March 31, 2004 and 2003, the condensed consolidating statements of operations for the years ended March 31, 2004 and March 31, 2003, and the condensed consolidating statement of cash flows for the years ended March 31, 2004 and March 31, 2003 include AWA as a Guarantor Subsidiary, however, any prior corresponding period does not include AWA as a Guarantor Subsidiary. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash, receivables, inventory, assets held for sale and prepaid expenses	$42,168	$15,069	$—	$57,237
Advance location payments	73,253	—	—	73,253
Property, equipment and leasehold improvements, net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	34,826	(34,826)	—	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	38,838	383	(21,822)	17,399

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and stockholder’s equity
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt	717,333	22,120	(21,822)	717,631
Due to parent	50,036	—	—	50,036
Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity	$949,204	$21,444	$(11,139)	$959,509

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets (continued)

	March 31, 2003
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash, receivables, inventory and prepaid expenses	$40,217	$19,406	$—	$59,623
Advance location payments	70,782	129	—	70,911
Property, equipment and leasehold improvements, net	255,814	30,872	—	286,686
Intangible assets, net	529,433	9,754	—	539,187
Intercompany loans and advances	36,729	(36,729)	—	—
Investment in subsidiaries	(26,485)	—	26,485	—
Investment in preferred stock	15,135	—	(15,135)	—
Other assets	39,634	243	(20,123)	19,754

Total assets	$961,259	$23,675	$(8,773)	$976,161

Liabilities and stockholder’s equity
Accounts payable and accrued expenses	$66,606	$11,157	$—	$77,763
Deferred income taxes	76,751	2,870	—	79,621
Long-term debt	717,702	20,533	(20,123)	718,112
Due to parent	50,863	—	—	50,863
Preferred stock and dividends payable	—	15,135	(15,135)	—
Total stockholder’s equity	49,337	(26,020)	26,485	49,802

Total liabilities and stockholder’s equity	$961,259	$23,675	$(8,773)	$976,161

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations

	Year ended March 31, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$469,640	$61,448	$—	$531,088
Costs and expenses	421,845	61,427	—	483,272

Operating income	47,795	21	—	47,816
Interest expense	55,639	1,738	—	57,377

Loss before taxes	(7,844)	(1,717)	—	(9,561)
Income tax benefit	(2,773)	(742)	—	(3,515)

	(5,071)	(975)	—	(6,046)
Equity in loss of subsidiaries	975	—	(975)	—

	(6,046)	(975)	975	(6,046)
Dividend income	(1,642)	—	1,642	—

Net loss	$(4,404)	$(975)	$(667)	$(6,046)

	Year ended March 31, 2003
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$471,443	$63,736	$—	$535,179
Costs and expenses	414,107	64,725	—	478,832

Operating income (loss)	57,336	(989)	—	56,347
Interest expense	57,595	572	—	58,167

Loss before taxes	(259)	(1,561)	—	(1,820)
Income tax obligations (benefit)	1,112	(644)	—	468

	(1,371)	(917)	—	(2,288)
Equity in loss of subsidiaries	917	—	(917)	—

	(2,288)	(917)	917	(2,288)
Dividend income	(535)	—	535	—

Net loss	$(1,753)	$(917)	$382	$(2,288)

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations (continued)

	Year ended March 31, 2002
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues	$500,476	$38,419	$—	$538,895
Costs and expenses	463,077	38,282	—	501,359

Operating income	37,399	137	—	37,536
Loss on extinguishments of debt	11,402	—	—	11,402
Interest expense	73,018	18	—	73,036

Gain (loss) before taxes	(47,021)	119	—	(46,902)
Income tax (benefit) obligations	(5,585)	48	—	(5,537)

	(41,436)	71	—	(41,365)
Equity in gain of subsidiaries	(71)	—	71	—

Net loss	$(41,365)	$71	$71	$(41,365)

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows

	Year ended March 31, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(4,404)	$(975)	$(667)	$(6,046)
Noncash adjustments	96,581	9,559	—	106,140
Change in operating assets and liabilities	(3,171)	955	—	(2,216)

Net cash provided by operating activities	89,006	9,539	(667)	97,878

Investing activities
Investment in and advances to Subsidiaries	(667)	—	667	—
Capital expenditures	(77,957)	(8,775)	—	(86,732)
Acquisition of assets	(3,615)	—	—	(3,615)
Sale of investment	1,022	—	—	1,022
Sale of property and equipment	—	876	—	876

Net cash used in investing activities	(81,217)	(7,899)	667	(88,449)

Financing activities
Proceeds from debt	8,700	—	—	8,700
Repayment of debt	(9,613)	—	—	(9,613)
Other financing items	(2,309)	(2,015)	—	(4,324)

Net cash used in financing activities	(3,222)	(2,015)	—	(5,237)

Net increase (decrease) in cash and cash equivalents	4,567	(375)	—	4,192
Cash and cash equivalents, beginning of year	26,054	1,374	—	27,428

Cash and cash equivalents, end of year	$30,621	$999	$—	$31,620

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows (continued)

	Year ended March 31, 2003
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(1,753)	$(917)	$382	$(2,288)
Noncash adjustments	95,952	7,242	—	103,194
Change in operating assets and liabilities	3,678	90	—	3,768

Net cash provided by operating activities	97,877	6,415	382	104,674

Investing activities
Investment in and advances to Subsidiaries	382	—	(382)	—
Capital expenditures	(77,163)	(9,522)	—	(86,685)
Acquisition of assets	(1,776)	(200)	—	(1,976)
Sale of investment	6,585	—	—	6,585
Sale of property and equipment	—	746	—	746

Net cash used in investing activities	(71,972)	(8,976)	(382)	(81,330)

Financing activities
Proceeds from debt	18,000	—	—	18,000
Repayment of debt	(36,750)	—	—	(36,750)
Other financing items	(8,900)	3,914	—	(4,986)

Net cash (used in) provided by financing activities	(27,650)	3,914	—	(23,736)

Net (decrease) increase in cash and cash equivalents	(1,745)	1,353	—	(392)
Cash and cash equivalents, beginning of year	27,799	21	—	27,820

Cash and cash equivalents, end of year	$26,054	$1,374	$—	$27,428

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows (continued)

	Year ended March 31, 2002
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities
Net (loss) gain	$(41,365)	$71	$(71)	$(41,365)
Noncash adjustments	136,975	857	—	137,832
Change in operating assets and liabilities	(13,618)	(4,194)	—	(17,812)

Net cash provided by (used in) operating activities	81,992	(3,266)	(71)	78,655

Investing activities
Investment in and advances to Subsidiaries	(71)	—	71	—
Capital expenditures	(79,415)	(49)	—	(79,464)
Acquisition of assets	(3,723)	—	—	(3,723)
Sale of property and equipment	932	—	—	932

Net cash used in investing activities	(82,277)	(49)	71	(82,255)

Financing activities
Proceeds from debt	769,489	—	—	769,489
Repayment of debt	(731,475)	—	—	(731,475)
Other financing items	(35,585)	3,132	—	(32,453)

Net cash provided by financing activities	2,429	3,132	—	5,561

Net increase (decrease) in cash and cash equivalents	2,144	(183)	—	1,961
Cash and cash equivalents, beginning of year	25,418	441	—	25,859

Cash and cash equivalents, end of year	$27,562	$258	$—	$27,820

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Commitments and Contingencies

Rental expense for all operating leases, which principally cover office and warehouse facilities, laundromats and vehicles, was approximately $8.9 million for the year ended March 31, 2004, $8.6 million for the year ended March 31, 2003 and $8.1 million for year ended March 31, 2002.

Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2004, 2003 and 2002.

The following summarizes property under capital leases at March 31, 2004 and 2003:

	2004	2003
	(In thousands)
Laundry equipment and fixtures	$962	$752
Trucks and other vehicles	18,849	15,130

	19,811	15,882
Less accumulated amortization	(11,865)	(8,247)

	$7,946	$7,635

Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2004 are as follows (in thousands):

	Capital	Operating
2005	$3,274	$8,271
2006	2,616	7,379
2007	1,396	5,623
2008	257	3,680
2009	—	2,643
Thereafter	—	4,250

Total minimum lease payments	7,543	$31,846

Less amounts representing interest	781

	$6,762

The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2004 and March 31, 2003 were approximately $3.8 million and $0.5 million, respectively.

The Company is a party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

In connection with insurance coverages, which include workers’ compensation, general liability and other coverages, annual premiums are subject to limited retroactive adjustment based on actual loss experience.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2004.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value
9% Senior Notes at March 31, 2004	$450,000	$483,750
9% Senior Notes at March 31, 2003	$450,000	$468,000

The fair value of the 9% Senior Notes are based on quoted market prices.

10. Segment Information

The Company reports segment information for the route segment, its only reportable segment. Information for the Company’s other business operations are reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company’s subsidiaries, Super Laundry and ALFC. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Segment Information (continued)

The table below presents information about the Company’s segments (in thousands):

	Year ended March 31,
	2004	2003	2002
Revenue:
Route	$469,641	$471,443	$478,106
All other:
Distribution	28,875	34,993	38,419
Rental	32,572	28,743	22,370

Subtotal other	61,447	63,736	60,789

Total	$531,088	$535,179	$538,895

EBITDA (1):
Route	$154,436	$158,938	$165,999
All other	10,943	9,702	9,770
Reconciling item:
Other items, net	(230)	454	—
Loss on extinguishment of debt	—	—	(11,402)
Corporate expenses	(8,756)	(8,569)	(8,704)

Total	$156,393	$160,525	$155,663

Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	$98,148	$94,489	$104,448
All other	8,062	7,746	7,961
Reconciling item:
Depreciation and amortization	2,367	1,943	17,120

Total	$108,577	$104,178	$129,529

Income before taxes (2):
Route	$56,288	$64,449	$61,551
All other	2,881	1,956	1,809

Subtotal	59,169	66,405	63,360
Reconciling items:
Corporate expense	(8,756)	(8,569)	(8,704)
Depreciation and amortization	(2,367)	(1,943)	(17,120)
Other items, net	(230)	454	—
Loss on extinguishment of debt	—	—	(11,402)
Interest expense	(57,377)	(58,167)	(73,036)

Loss before income taxes	$(9,561)	$(1,820)	$(46,902)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of EBITDA to net loss for the periods indicated above.

(2)	Operating income before deducting general and administrative expenses and other items, net.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Segment Information (continued)

	Year ended March 31,
	2004	2003	2002
Expenditures for acquisitions and additions of long-lived assets:
Route	$81,685	$78,939	$74,350
All other	8,662	9,722	8,837

Total	$90,347	$88,661	$83,187

Segment assets:
Route	$891,980	$901,672	$914,974
All other	56,269	60,404	56,577
Corporate assets	11,260	14,085	17,770

Total	$959,509	$976,161	$989,321

Non-GAAP Financial Measures

EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of its three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s EBITDA to net loss of each period presented (in thousands).

	Year ended March 31,
	2004	2003	2002
Net loss	$(6.0)	$(2.3)	$(41.4)
(Benefit) provision for income taxes	(3.6)	0.4	(5.5)
Interest expense, net	57.4	58.2	73.0
Depreciation and amortization	108.6	104.2	129.6

EBITDA	$156.4	$160.5	$155.7

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Other Items, net

In November 2002, Laundry Corp. contributed its ownership interest in Resident Data, Inc. (“RDI”), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI, pursuant to an agreement and plan of merger between RDI and unrelated third parties (the “RDI Sale”), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of the Company to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by the Company to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.

Under the terms of the RDI Sale, the Company is entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, if paid, are scheduled to be paid in two equal installments in October 2003 and October 2004.

In October 2003, the Company received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, the Company recorded income of approximately $1.7 million for the quarter ended December 31, 2003. The Company is not certain as to whether it will receive the remaining amount of such funds. Offsetting the additional income related to the RDI Sale for the quarter ended December 31, 2003 was approximately $1.9 million of various expenses related to certain costs associated with the consolidation of certain offices of Super Laundry. This consolidation was the result of several actions taken by the Company to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of various responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004
Revenues	$132,517	$129,951	$135,740	$132,880
Operating income	12,525	11,385	12,904	11,002
Loss before taxes	(1,791)	(3,007)	(1,520)	(3,243)
Net loss	(1,127)	(2,397)	(937)	(1,585)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003
Revenues	$136,294	$131,871	$134,923	$132,091
Operating income	15,840	14,585	17,582	8,069
Income (loss) before taxes	1,369	108	2,865	(6,162)
Net income (loss)	821	64	1,480	(4,653)

Coinmach Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

		Additions
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts—	Deductions	End of
Description	of Period	Expenses	Describe	—Describe	Period
Year ended March 31, 2004:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$1,553,000	$1,830,559	$—	$(491,559)	$2,892,000
Year ended March 31, 2003:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,358	—	(977,358)	1,553,000
Year ended March 31, 2002:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	998,000	754,555	—	(410,555)	1,342,000

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Coinmach Corporation (“Coinmach”) (incorporated by reference from exhibit 3.1 to Coinmach’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

3.2	Amended and Restated Bylaws of Coinmach (incorporated by reference from exhibit number 3.2 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

4.1	Indenture, dated as of January 25, 2002, by and between Coinmach, as Issuer, and U.S. Bank, N.A., as Trustee (incorporated by reference from exhibit number 4.8 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

4.2	Registration Rights Agreement, dated as of January 25, 2002, by and between Coinmach, the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 4.9 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

4.3	Form of 9% Senior Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.10 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

10.1	Promissory Note, dated January 31, 1995, of MCS in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.7 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

10.2	Promissory Note, dated January 31, 1995, of Mitchell Blatt in favor of TCC, subsequently amended by the Omnibus Agreement (as hereinafter defined) (incorporated by reference from exhibit number 10.8 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

10.3	Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Coinmach Holdings, LLC (“Holdings”), MCS Capital Inc. (“MCS”) and Stephen R. Kerrigan (incorporated by reference from exhibit number 10.8 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.4	Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.9 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.5	Senior Management Agreement, dated March 6, 2003, by and among Coinmach, Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.10 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.6	Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

10.7	Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the “Omnibus Agreement”) (incorporated by reference from exhibit number 10.20 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

1

Exhibit
Number	Description
10.8*	Senior Management Employment Agreement, dated as of December 17, 2000, by and between Coinmach and Ramon Norniella

10.9	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach’s Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.10	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to Bankers Trust (incorporated by reference from exhibit number 10.26 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)

10.11	Security Agreement, dated January 25, 2002, among Coinmach, each of the Guarantors party thereto and Bankers Trust (incorporated by reference from exhibit number 10.27 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)

10.12	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.28 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)

10.13	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach in favor of Bankers Trust (incorporated by reference from exhibit number 10.29 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)

10.14	Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Laundry Corp., GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach’s Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

10.15	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors (as defined therein), and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 10.59 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

10.16	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC (“GTCR-CLC”), MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.31 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.17	Securityholders Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, Jefferies & Company, Inc., MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.32 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.18	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.33 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.34 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

2

Exhibit
Number	Description
10.20	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.35 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.36 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.22	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.37 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.23	Amended and Restated Promissory Note, by and between MCS, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.38 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.24	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.39 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.25	Amended and Restated Promissory Note, by and between Robert M. Doyle as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.40 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.26	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.41 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.27	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach, dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.43 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

21.1*	Subsidiaries of Coinmach Corporation

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Executive Officer

*Filed herewith.

3