Form 10-Q
period 2004-06-30
COINMACH CORP
filed 2004-08-12
CIK 91693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________.

COMMISSION FILE NUMBER 0-7694


                              COINMACH CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              53-0188589
-------------------------------                             --------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                              Identification No.)


303 SUNNYSIDE BLVD., SUITE 70, PLAINVIEW, NEW YORK                      11803
--------------------------------------------------                    ----------
(Address of principal executive offices)                              (zip code)


Registrant's telephone number, including area code: (516) 349-8555


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]     NO __.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act). YES__ NO [X] .

As of the close of business on August 11, 2004, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the "Common Stock"), all of which shares were held by Coinmach Laundry Corporation.

                      COINMACH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.

Financial Information                                                                                       Page No.
---------------------                                                                                       --------

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 2004 (Unaudited) and March 31, 2004                                                       3

              Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended June 30, 2004 and 2003                                                          4

              Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended June 30, 2004 and 2003                                                          5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                                   6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations             21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                        34

Item 4.       Controls and Procedures                                                                           35


PART II.

Other Information
-----------------

Item 1.       Legal Proceedings                                                                                 36

Item 2.       Changes in Securities                                                                             36

Item 3.       Defaults Upon Senior Securities                                                                   36

Item 4.       Submission of Matters to a Vote of Security Holders                                               36

Item 5.       Other Information                                                                                 36

Item 6.       Exhibits and Reports on Form 8-K                                                                  36

Signature Page                                                                                                  38
--------------







                      COINMACH CORPORATION AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                                                       June 30, 2004
                                                                        (Unaudited)              March 31, 2004(1)
                                                                       -------------             ---------------
ASSETS:
Current assets:
Cash and cash equivalents                                                $   45,509               $     31,620
Receivables, net                                                              7,468                      6,207
Inventories                                                                  10,795                     11,508
Assets held for sale                                                          2,984                      2,560
Prepaid expenses                                                              5,151                      5,097
Other current assets                                                          2,379                      1,974
                                                                       -------------             ---------------
Total current assets                                                         74,286                     58,966
Advance location payments                                                    73,315                     73,253
Property, equipment and leasehold improvements, net of
  accumulated depreciation and amortization of $272,576 and
  $253,736                                                                  279,418                    283,688
Contract rights, net of accumulated amortization of
  $90,593 and $87,139                                                       320,015                    323,152
Goodwill                                                                    204,780                    204,780
Other assets                                                                 13,931                     15,670
                                                                       -------------             ---------------
Total assets                                                             $  965,745               $    959,509
                                                                       =============             ===============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Accounts payable                                                         $   18,315               $     20,407
Accrued expenses                                                             11,734                      8,928
Accrued rental payments                                                      30,616                     31,855
Accrued interest                                                             17,977                      7,549
Interest rate swap liability                                                    705                      3,597
Current portion of long-term debt                                             9,248                      9,149
                                                                       -------------             ---------------
Total current liabilities                                                    88,595                     81,485
Deferred income taxes                                                        76,199                     75,749
Long-term debt, less current portion                                        706,765                    708,482
Due to Parent                                                                49,806                     50,036
                                                                       -------------             ---------------
Total liabilities                                                           921,365                    915,752

Stockholder's equity:
Common stock and capital in excess of par value                             121,065                    121,065
Accumulated other comprehensive loss, net of tax                               (295)                    (2,006)
Accumulated deficit                                                         (76,390)                   (75,302)
                                                                       -------------             ---------------
Total stockholder's equity                                                   44,380                     43,757
                                                                       -------------             ---------------
Total liabilities and stockholder's equity                               $  965,745               $    959,509
                                                                       =============             ===============

See accompanying notes.

------
1 The March 31, 2004 balance sheet has been derived from the audited consolidated financial statements as of that date.

                      COINMACH CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            (in thousands of dollars)

                                                                           Three Months Ended
                                                                  ----------------------------------
                                                                     June 30,             June 30,
                                                                       2004                 2003
                                                                  -------------        -------------

REVENUES                                                           $  133,499           $  132,517
COSTS AND EXPENSES:
     Laundry operating expenses (exclusive of depreciation and
         amortization and amortization of advance location
         payments)                                                     91,125               90,871
     General and administrative                                         2,280                2,209
     Depreciation and amortization                                     19,029               17,982
     Amortization of advance location payments                          4,926                5,180
     Amortization of intangibles                                        3,680                3,750
                                                                  -------------        -------------
                                                                      121,040              119,992
                                                                  -------------        -------------
OPERATING INCOME                                                       12,459               12,525
INTEREST EXPENSE, NET                                                  14,227               14,316
                                                                  -------------        -------------

LOSS BEFORE INCOME TAXES                                               (1,768)              (1,791)

BENEFIT FOR INCOME TAXES:
     Current                                                               19                   75
     Deferred                                                            (699)                (739)
                                                                  -------------        -------------
                                                                         (680)                (664)
                                                                  -------------        -------------
NET LOSS                                                           $   (1,088)          $   (1,127)
                                                                   ============        =============


See accompanying notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                           Three Months Ended
                                                                                     June 30, 2004       June 30, 2003
                                                                                     -------------       -------------

OPERATING ACTIVITIES:
     Net loss                                                                         $   (1,088)         $   (1,127)
        Adjustments to reconcile net loss to net cash provided by operating activities:
            Depreciation and amortization                                                 19,029              17,982
            Amortization of advance location payments                                      4,926               5,180
            Amortization of intangibles                                                    3,680               3,750
            Gain on sale of equipment                                                        (29)                 (5)
            Deferred income taxes                                                           (699)               (739)
            Amortization of deferred issue costs                                             603                 604
     Change in operating assets and liabilities, net of businesses acquired:
        Other assets                                                                         273                (361)
        Receivables, net                                                                  (1,261)              1,842
        Inventories and prepaid expenses                                                     463              (2,548)
        Accounts payable and accrued expenses, net                                          (545)               (977)
        Accrued interest                                                                  10,428              10,058
                                                                                     -------------       -------------
     Net cash provided by operating activities                                            35,780              33,659
                                                                                     -------------       -------------

INVESTING ACTIVITIES:
     Additions to property and equipment                                                 (13,645)            (17,470)
     Advance location payments to location owners                                         (4,968)             (6,203)
     Acquisition of net assets related to acquisitions of businesses                        (366)                  -
     Proceeds from sale of property and equipment                                            156                  37
                                                                                     -------------       -------------
     Net cash used in investing activities                                               (18,823)            (23,636)
                                                                                     -------------       -------------

FINANCING ACTIVITIES:
     Repayments of credit facility                                                        (2,153)                  -
     Net repayments to Parent                                                               (230)               (166)
     Borrowings (repayments) of bank and other borrowings                                    279                  (4)
     Principal payments on capitalized lease obligations                                    (964)             (1,028)
                                                                                     -------------       -------------
     Net cash used in financing activities                                                (3,068)             (1,198)
                                                                                     -------------       -------------
     Net increase in cash and cash equivalents                                            13,889               8,825

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            31,620              27,428
                                                                                     -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   45,509           $  36,253
                                                                                     =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net                                                               $    3,218           $   3,634
                                                                                     =============       =============

     Income taxes paid                                                                $       67           $     172
                                                                                     =============       =============
NON-CASH FINANCING ACTIVITIES:
     Acquisition of fixed assets through capital leases                               $    1,220           $   1,368
                                                                                     =============       =============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements of Coinmach Corporation, a Delaware corporation ("Coinmach" or the "Company"), include the accounts of all of its subsidiaries. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation ("CLC" or the "Parent"), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC ("Holdings"), the ultimate parent. Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the "Company" shall mean Coinmach Corporation and its subsidiaries.

         The Company's core business (which the Company refers to as the "route" business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating 162 retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. ("AWA"), a Delaware corporation jointly-owned by the Company and Holdings, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. ("Super Laundry"), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, through its wholly-owned subsidiary American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations.

         At June 30, 2004, the Company owned and operated approximately 876,000 laundry machines in approximately 80,000 locations throughout North America.

         The accompanying financial statements include the accounts of Coinmach and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION (continued)

The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

         In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Certain amounts in the financial statements have been reclassified for presentation purposes.


2.       INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                June 30,          March 31,
                                                  2004              2004
                                                --------          ---------

                Laundry equipment               $ 7,146            $ 7,973
                Machine repair parts              3,649              3,535
                                                -------            -------
                                                $10,795            $11,508
                                                =======            =======

3.       GOODWILL AND CONTRACT RIGHTS

         Goodwill roll forward for the three months ended June 30, 2004 consists of the following (in thousands):

                Goodwill - beginning of period                   $204,780
                Acquisitions                                            -
                                                                 --------
                Goodwill - end of period                         $204,780
                                                                 ========

         The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter or more frequently if circumstances dictate. The Company performed a fair market valuation of its segments as of January 1, 2004. These segments represent the Company's reporting units under SFAS 142.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


3.       GOODWILL AND CONTRACT RIGHTS (CONTINUED)

The valuation showed that the fair value of the reporting units exceeded their book value, therefore no impairment of goodwill occurred in these reporting units. The annual impairment test for the 2005 fiscal year will be completed by the Company's fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

         Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30-35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

         Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

                        Years ending March 31,
                             2005 (remainder of year)           $10.4
                             2006                                13.5
                             2007                                13.2
                             2008                                12.9
                             2009                                12.6

         Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon the Company's forecasted undiscounted cash flows. Based upon present operations and strategic plans, management believes that no impairment of contract rights has occurred.


4.       LONG-TERM DEBT


         Long-term debt consists of the following (in thousands):

                                                                June 30,           March 31,
                                                                  2004               2004
                                                                ----------         ----------

9% Senior Notes due 2010                                        $  450,000         $  450,000
Credit facility indebtedness                                       258,184            260,337
Obligations under capital leases                                     7,018              6,762
Other long-term debt with varying terms and maturities                 811                532
                                                                ----------         ----------
                                                                   716,013            717,631
Less current portion                                                 9,248              9,149
                                                                ----------         ----------
                                                                $  706,765         $  708,482
                                                                ==========         ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


4.       LONG-TERM DEBT (continued)

         On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the "9% Senior Notes") and entered into a $355 million senior secured credit facility (the "Senior Secured Credit Facility") comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The revolving credit portion of the Senior Secured Credit Facility provides up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority secured interest in all of the Company's real and personal property and is guaranteed by each of the Company's domestic subsidiaries. In addition, CLC and the Company pledged to the Collateral Agent their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries.

         At June 30, 2004, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) approximately $258.2 million of term loans with interest rates ranging from 3.88% to 3.94%. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of approximately $16.4 million and approximately $241.8 million as of June 30, 2004, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of June 30, 2004, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

         In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility limit the Company's ability to pay dividends. At June 30, 2004, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

         On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


4.  LONG-TERM DEBT (continued)

million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder's equity section included in the condensed consolidated balance sheet at June 30, 2004 of approximately $0.3 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.


5.       GUARANTOR SUBSIDIARIES

         The Company's domestic subsidiaries ("Guarantor Subsidiaries") have guaranteed the Company's 9% Senior Notes and Senior Secured Credit Facility referred to in Note 4. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the combined operations of non-Guarantor Subsidiaries represent less than 1% of total consolidated revenue and total consolidated assets. Therefore, the Company has not included a separate column for the non-Guarantor Subsidiaries because they are minor. The condensed consolidating balance sheet as of June 30, 2004 and March 31, 2004, the condensed consolidating statements of operations for the three months ended June 30, 2004 and 2003, and the condensed consolidating statement of cash flows for the three months ended June 30, 2004 and 2003 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARIES (continued)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):


CONDENSED CONSOLIDATING BALANCE SHEETS
                                                                                JUNE 30, 2004
                                                      ------------------------------------------------------------------
                                                      COINMACH AND
                                                      NON-GUARANTOR        GUARANTOR
                                                      SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS     CONSOLIDATED
                                                      -------------      ------------      ------------     ------------

ASSETS
Current assets, consisting of cash, receivables,
     inventory, assets held for sale, prepaid
     expenses and other current assets                $    57,948        $    16,338       $         -      $    74,286
Advance location payments                                  73,315                  -                 -           73,315
Property, equipment and leasehold improvements,
   net                                                    249,542             29,876                 -          279,418
Intangible assets, net                                    515,041              9,754                 -          524,795
Intercompany loans and advances                            55,734            (33,470)          (22,264)               -
Investment in subsidiaries                                (27,253)                 -            27,253                -
Investment in preferred stock                              17,183                  -           (17,183)               -
Other assets                                               13,782                149                 -           13,931
                                                      ------------       ------------      ------------      -----------
Total assets                                          $   955,292        $    22,647       $   (12,194)      $  965,745
                                                      ============       ============      ============      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses                 $    70,814        $     8,533       $         -       $   79,347
Current portion of long-term debt                           9,070                178                 -            9,248
                                                      ------------       ------------      ------------      -----------
Total current liabilities                                  79,884              8,711                 -           88,595
Deferred income taxes                                      73,175              3,024                 -           76,199
Long-term debt, less current portion                      706,353             22,676           (22,264)         706,765
Due to parent                                              49,806                  -                 -           49,806

Preferred stock and dividends payable                           -             17,183           (17,183)               -
Total stockholder's equity                                 45,964            (28,837)           27,253           44,380
                                                      ------------       ------------      ------------      -----------
Total liabilities and stockholder's equity            $   955,182        $    22,757       $   (12,194)      $  965,745
                                                      ============       ============      ============      ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.      GUARANTOR SUBSIDIARIES (continued)


CONDENSED CONSOLIDATING BALANCE SHEETS (continued)

                                                                                  MARCH 31, 2004
                                                         ----------------------------------------------------------------
                                                          COINMACH AND
                                                         NON-GUARANTOR       GUARANTOR
                                                          SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                         -------------      ------------     ------------    ------------
ASSETS
Current assets, consisting of cash, receivables,
    inventory, assets held for sale, prepaid expenses
    and other current assets                              $   43,578        $   15,388       $         -      $   58,966
Advance location payments                                     73,253                 -                 -          73,253

Property, equipment and leasehold improvements, net          252,624            31,064                 -         283,688
Intangible assets, net                                       518,178             9,754                 -         527,932
Intercompany loans and advances                               56,648           (34,826)          (21,822)              -
Investment in subsidiaries                                   (27,460)                -            27,460               -
Investment in preferred stock                                 16,777                 -           (16,777)              -
Other assets                                                  15,606                64                 -          15,670
                                                          -----------       -----------      ------------     -----------
Total assets                                              $  949,204        $   21,444       $   (11,139)     $  959,509
                                                          ===========       ===========      ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and accrued expenses                     $   64,029        $    8,307       $         -      $   72,336
Current portion of long-term debt                              9,004               145                 -           9,149
                                                          -----------       -----------      ------------     -----------
Total current liabilities                                     73,033             8,452                 -          81,485
Deferred income taxes                                         72,872             2,877                 -          75,749
Long-term debt, less current portion                         708,329            21,975           (21,822)        708,482
Due to parent                                                 50,036                 -                 -          50,036

Preferred stock and dividends payable                              -            16,777           (16,777)              -
Total stockholder's equity                                    44,934           (28,637)           27,460          43,757
                                                          -----------       -----------       -----------     -----------
Total liabilities and stockholder's equity                $  949,204        $   21,444        $  (11,139)     $  959,509
                                                          ===========       ===========       ===========     ===========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.  GUARANTOR SUBSIDIARIES (continued)


CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED JUNE 30, 2004
                                                         ----------------------------------------------------------------
                                                          COINMACH AND
                                                         NON-GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                         -------------     ------------      ------------    ------------

Revenues                                                  $   118,247       $   15,252       $         -      $  133,499
Costs and expenses                                            106,600           14,440                 -         121,040
                                                         -------------     ------------      ------------    ------------
Operating income                                               11,647              812                 -          12,459
Interest expense, net                                          13,777              450                 -          14,227
                                                         -------------     ------------      ------------    ------------
                                                               (2,130)             362                 -          (1,768)
Income taxes                                                     (835)             155                 -            (680)
                                                         -------------     ------------      ------------    ------------
                                                               (1,295)             207                 -          (1.088)
Equity in loss of subsidiaries                                   (207)               -               207               -
                                                         -------------     ------------      ------------    ------------
                                                               (1,088)             207              (207)         (1,088)
Dividend income                                                  (406)               -               406               -
                                                         -------------     ------------      ------------    ------------
Net (loss) income                                         $      (682)      $      207        $     (613)     $   (1,088)
                                                         =============     ============      ============    ============

                                                                        THREE MONTHS ENDED JUNE 30, 2003
                                                         ----------------------------------------------------------------
                                                          COINMACH AND
                                                         NON-GUARANTOR      GUARANTOR
                                                          SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                         -------------     ------------      ------------    ------------

Revenues                                                  $   117,596       $    14,921       $        -      $  132,517
Costs and expenses                                            105,371            14,621                -         119,992
                                                         -------------     ------------      ------------    ------------
Operating income                                               12,225              300                 -          12,525
Interest expense, net                                          13,915              401                 -          14,316
                                                         -------------     ------------      ------------    ------------
                                                               (1,690)            (101)                -          (1,791)
Income taxes                                                     (622)             (42)                -            (664)
                                                         -------------     ------------      ------------    ------------
                                                               (1,068)             (59)                -          (1,127)

Equity in loss of subsidiaries                                     59                -               (59)              -
                                                               (1,127)             (59)               59          (1,127)

Dividend income                                                  (402)               -               402               -
                                                         -------------     ------------      ------------    ------------
Net loss                                                  $      (725)      $      (59)      $      (343)     $   (1,127)
                                                         =============     ============      ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.   GUARANTOR SUBSIDIARIES (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED JUNE 30, 2004
                                                           ---------------------------------------------------------------
                                                             COINMACH
                                                             AND NON-
                                                             GUARANTOR        GUARANTOR
                                                           SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------      ------------     ------------    ------------

OPERATING ACTIVITIES
Net (loss) income                                           $     (682)       $      207       $     (613)     $   (1,088)
Noncash adjustments                                             24,825             2,685                -          27,510
Change in operating assets and liabilities                      10,166              (807)               -           9,359
                                                           ------------      ------------     ------------    ------------
Net cash provided by operating activities                       34,309             2,085             (613)         35,781
                                                           ------------      ------------     ------------    ------------

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                        (613)                -              613               -
Capital expenditures                                           (17,548)           (1,065)               -         (18,613)
Acquisition of assets                                             (366)                -                -            (366)
Sale of property and equipment                                       -               156                -             156
                                                           ------------      ------------     ------------    ------------
Net cash used in investing activities                          (18,527)             (909)             613         (18,823)
                                                           ------------      ------------     ------------    ------------

FINANCING ACTIVITIES
Repayment of debt                                               (2,153)                -                -          (2,153)
Other financing items                                              149            (1,064)               -            (915)
                                                           ------------      ------------     ------------    ------------
Net cash used in financing activities                           (2,004)           (1,064)               -          (3,068)
                                                           ------------      ------------     ------------    ------------

Net increase in cash and cash equivalents                       13,777               112                -          13,889
Cash and cash equivalents, beginning of period                  30,621               999                -          31,620
                                                           ------------      ------------     ------------    ------------
Cash and cash equivalents, end of period                    $   44,398        $    1,111       $        -      $   45,509
                                                           ============      ============     ============    ============

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


5.   GUARANTOR SUBSIDIARIES (continued)


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (continued)

                                                                          THREE MONTHS ENDED JUNE 30, 2003
                                                           ---------------------------------------------------------------
                                                             COINMACH
                                                             AND NON-
                                                             GUARANTOR        GUARANTOR
                                                           SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                           ------------      ------------     ------------    ------------
OPERATING ACTIVITIES
Net loss                                                   $      (725)      $       (59)     $     (343)     $    (1,127)
Noncash adjustments                                             24,840             1,932               -           26,772
Change in operating assets and liabilities                       9,414            (1,400)              -            8,014
                                                           ------------      ------------     -----------     ------------
Net cash provided by operating activities                       33,529               473            (343)          33,659

INVESTING ACTIVITIES
Investment in and advances to subsidiaries                        (343)                -             343                -
Capital expenditures                                           (21,189)           (2,484)              -          (23,673)
Sale of property and equipment                                       -                37               -               37
                                                           ------------      ------------     -----------     ------------
Net cash used in investing activities                          (21,532)           (2,447)            343          (23,636)

FINANCING ACTIVITIES
Other financing items                                           (3,655)            2,457               -           (1,198)
                                                           ------------      ------------     -----------     ------------
Net cash (used in) provided by financing activities             (3,655)            2,457               -           (1,198)
                                                           ------------      ------------     -----------     ------------

Net increase in cash and cash equivalents                        8,342               483               -            8,825
Cash and cash equivalents, beginning of period                  26,054             1,374               -           27,428
                                                           ------------      ------------     -----------     ------------
Cash and cash equivalents, end of period                   $    34,396       $     1,857      $        -      $    36,253
                                                           ============      ============     ===========     ============


                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.       SEGMENT INFORMATION

         The Company reports segment information for the route segment, its only reportable segment. Information for the Company's other business operations is reported as "All other". The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in "All other" include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company's subsidiaries, Super Laundry and ALFC. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.       SEGMENT INFORMATION (continued)

         The table below presents information about the Company's segments (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                   2004                2003
                                              --------------     --------------
REVENUE:
     Route                                     $   118,247        $   117,596
     All other:
        Rental                                       8,340              7,776
        Distribution                                 6,912              7,145
                                              --------------     --------------
        Subtotal                                    15,252             14,921
                                              --------------     --------------
     Total                                     $   133,499        $   132,517
                                              ==============     ==============

EBITDA(1):
     Route                                     $    39,204        $    39,140
     All other:
        Rental                                       3,253              3,177
        Distribution                                   (83)              (671)
                                              --------------     --------------
        Subtotal                                     3,170              2,506
                                              --------------     --------------
     Corporate expenses                             (2,280)            (2,209)
                                              --------------     --------------
     Total                                     $    40,094        $    39,437
                                              ==============     ==============

LOSS BEFORE TAXES (2):
        Route                                  $    14,505        $    14,735
        All other                                    1,045                534
                                              --------------     --------------
        Subtotal                                    15,550             15,269
                                              --------------     --------------
     Corporate expenses                             (2,280)            (2,209)
     Depreciation and amortization                    (811)              (535)
     Interest expense, net                         (14,227)           (14,316)
                                              --------------     --------------
        Loss before taxes                      $    (1,768)       $    (1,791)
                                              ==============     ==============


------------
(1) See description of "Non-GAAP Financial Measures" immediately following this table for a reconciliation of EBITDA to net loss for the periods indicated above.
(2)  Operating income before deducting general and administrative expenses.

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


6.       SEGMENT INFORMATION (continued)


NON-GAAP FINANCIAL MEASURES

EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company's three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's EBITDA to net loss of each period presented (in millions):

                                                  Three months ended June 30,
                                                ------------------------------
                                                   2004               2003
                                                -----------        -----------
Net loss                                        $    (1.1)         $    (1.1)
Benefit for income taxes                             (0.6)              (0.7)
Interest expense, net                                14.2               14.3
Depreciation and amortization                        27.6               26.9
                                                ----------         ----------
EBITDA                                          $    40.1          $    39.4
                                                ==========         ==========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)


7.       INCOME TAXES

         The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                               June 30, 2004     March 31, 2004
                                               -------------     --------------
Deferred tax liabilities:
Accelerated tax depreciation and
  contract rights                              $     110,238     $     111,103
Other, net                                             1,333             1,246
                                               -------------     -------------
                                                     111,571           112,349
                                               -------------     -------------
Deferred tax assets:
Interest rate swap                                       410             1,591
Net operating loss carryforwards                      32,132            32,294
Covenant not to compete                                1,172             1,202
Other                                                  1,658             1,513
                                               -------------     -------------
                                                      35,372            36,600
                                               -------------     -------------
Net deferred tax liability                     $      76,199     $      75,749
                                               =============     =============



         The net operating loss carryforwards of approximately $78.7 million expire between fiscal years 2005 through 2024. The majority of the Company's net operating loss carryforwards begin to expire after four years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

         The benefit for income taxes consists of (in thousands):

                                            Three Months ended June 30,
                                           ----------------------------
                                             2004                2003
                                           --------            --------

              Federal                      $  (545)            $  (576)
              State                           (135)                (88)
                                           --------            --------
                                           $  (680)            $  (664)
                                           ========            ========

                      COINMACH CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)



7.       INCOME TAXES (continued)

         The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):


                                            Three Months ended June 30,
                                           ----------------------------
                                             2004                2003
                                           --------            --------
Expected tax benefit                       $  (619)            $  (627)
State tax benefit, net of
  federal taxes                                (88)                (57)
Permanent book/tax differences                  27                  20
Tax benefit                                --------            --------
                                           $  (680)            $  (664)
                                           ========            ========

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 2004. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

         Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to incur a net loss.

         We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease. The Company also provides collection services for other route based companies, including payphone operators. At June 30, 2004, we owned and operated through our route business approximately 677,000 washers and dryers in approximately 70,000 locations throughout North America, including 162 retail laundromats located in Texas and Arizona.

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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         We also operate an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a Delaware corporation that is jointly-owned by us and Coinmach Holdings, LLC ("Holdings"), a Delaware limited liability company and our ultimate parent. AWA leases laundry equipment and other household appliances and electronic items to corporate relocation entities, owners and managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At June 30, 2004, approximately 199,000 washers and dryers were installed with our rental customers through AWA.

         We also operate an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), our wholly-owned subsidiary. Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly-owned subsidiary, American Laundry Franchising Corp. ("ALFC"), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

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

         We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at June 30, 2004 was approximately $3.3 million.

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

         We have significant intangible assets including goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions, including estimated future cash flows, could significantly impact these judgments and require adjustments to recorded asset balances.


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  Comparison of the three-month periods ended June 30, 2004 and June 30, 2003.

         The following table sets forth our revenues for the periods indicated (in millions of dollars):

                                 Three months ended June 30,
                          ------------------------------------------
                             2004            2003           Change
                          ---------       ---------       ----------
Route                     $   118.3       $   117.6       $     0.7
Rental                          8.3             7.8             0.5
Distribution                    6.9             7.1            (0.2)
                          ---------       ---------       ----------
                          $   133.5       $   132.5       $     1.0
                          =========       =========       ==========


         Revenue increased by approximately $1.0 million or less than 1% for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period.

         Route revenue for the three months ended June 30, 2004 increased by approximately $0.7 million or less than 1% over the prior year's corresponding period. We believe that the increase was primarily the result of additional revenue received from collection services rendered to independent payphone operators. In addition, revenue increased slightly due to the timing of price changes and internal growth in machine count during the prior and current year.

         Distribution revenue for the three months ended June 30, 2004 decreased by approximately $0.2 million or 3% from the prior year's corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions and as a result have experienced downward pressure. In addition, distribution revenue decreased due to the closing of operations in California. Distribution revenue from our California operations was approximately $0.7 million and $1.4 million for the three-month periods ended June 30, 2004 and June 30, 2003, respectively.

         Rental revenue for the three months ended June 30, 2004 increased by approximately $0.5 million or 7% over the prior year's corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.3 million or less than 1% for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period. The increase in laundry operating expenses was due primarily to costs associated with internal growth of the rental business of approximately $0.5 million, additional expenses incurred from collection services rendered to independent payphone operators of approximately $0.4 million, as well as increased insurance costs related to both medical and general business insurance coverage of approximately $0.4 million. These increases in laundry operating expenses were offset by a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $1.0 million. As a percentage of revenues, laundry operating expenses were 68.3% for the three-month period ended June 30, 2004, as compared to 68.6% for the three-month period ended June 30, 2003.

         General and administrative expenses increased by less than $0.1 million for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period. As a percentage of revenues, general and administrative expenses were 1.7% for the three-month periods ended June 30, 2004 and June 30, 2003.

         Depreciation and amortization expense increased by approximately $1.0 million or 6% for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

         Amortization of advance location payments decreased by approximately $0.3 million or 5% for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period. The decrease was primarily due to advance location payments incurred in the prior years becoming fully amortized.

         Amortization of intangibles decreased by approximately $0.1 million or 2% for the three- month period ended June 30, 2004, as compared to the prior year's corresponding period. The decrease was primarily the result of intangibles related to acquisitions becoming fully amortized.

         Operating income margins were approximately 9.3% for the three-month period ended June 30, 2004, as compared to approximately 9.5% for the prior year's corresponding period. The decrease in operating income margin was primarily due to increased depreciation and amortization expense as well as decreased revenue in the distribution business, as discussed above.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Interest expense decreased by approximately $0.1 million or 1% for the three-month period ended June 30, 2004, as compared to the prior year's corresponding period. The decrease in interest expense was primarily due to decreased borrowing levels under the Company's senior secured credit facility (the "Senior Secured Credit Facility"), a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from interest rate swap agreements entered into by us in September 2002 that are fixed at a slightly higher rate compared to variable rates.

         The benefit for income taxes was approximately $0.6 million for the three-month period ended June 30, 2004, as compared to approximately $0.7 million for the prior year's corresponding period. The effective tax rate for the three-month period ended June 30, 2004 was 38% as compared to 37% for the prior year's corresponding period.

         Net loss was approximately $1.1 million for both the three-month period ended June 30, 2004 and the prior year's corresponding period.

         The following table sets forth EBITDA (as defined below) for each of the Company's route, rental and distribution divisions for the periods indicated (in millions of dollars):

                                      Three months ended June 30,
                               ---------------------------------------
                                  2004           2003          Change
                               ---------      ---------       --------

Route                          $   39.2       $   39.1        $   0.1
Rental                              3.3            3.2            0.1
Distribution                       (0.1)          (0.7)           0.6
Corporate expenses                 (2.3)          (2.2)          (0.1)
                               ---------      ---------       --------
                               $   40.1       $   39.4        $   0.7
                               =========      =========       ========


         EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) for a reconciliation of EBITDA to net loss for the periods indicated in the table immediately above.

         EBITDA was approximately $40.1 million for the three months ended June 30, 2004, as compared to approximately $39.4 million for the three months ended June 30, 2003. EBITDA margins increased to 30.0% for the three months ended June 30, 2004, as compared to 29.8% for the prior year's corresponding period. This increase was primarily the result of increased revenues in the route and rental businesses, as well as a reduction in operating expenses as a result of the closing of California operations in the distribution business. This was offset by an increase in costs associated with internal growth of the rental business, additional expenses incurred from collection services rendered to independent payphone operators, as well as increased insurance costs related to both medical and general business insurance coverage, as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         We have substantial indebtedness and debt service requirements. At June 30, 2004, on a consolidated basis, we had outstanding long-term debt of approximately $716.0 million, which included $450.0 million of our 9% Senior Notes due 2010 (the "9% Senior Notes") and $258.2 million of borrowings under our Senior Secured Credit Facility. Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, when the remaining balance under our Senior Secured Credit Facility becomes due. Our stockholder's equity was approximately $44.4 million as of June 30, 2004.

         Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of June 30, 2004, we had cash and cash equivalents of approximately $45.5 million and available borrowings under the Senior Secured Credit Facility of approximately $71.2 million.

         As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest and principal payments on our outstanding indebtedness.

         If the proposed initial public offering of Coinmach Service Corp., a Delaware corporation ("CSC"), and the other Proposed IDS Transactions (as defined below) are consummated, we would become an indirect subsidiary of CSC. As such, we would expect to also use cash flows

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

from operations to pay dividends on our capital stock and to make principal and interest payments under a proposed intercompany loan to be made to us by CSC. See "Proposed IDS Transactions."


         Financing Activities
         --------------------

         On January 25, 2002, we issued the 9% Senior Notes and entered into the Senior Credit Secured Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of approximately $16.4 million and $241.8 million as of June 30, 2004, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. We had no amounts outstanding under our revolving credit facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at June 30, 2004 were approximately $3.8 million.

         On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized an accumulated other comprehensive loss in the stockholder's equity section included in the condensed consolidated balance sheet at June 30, 2004 of approximately $0.3 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

         Operating and Investing Activities
         ----------------------------------

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

         Capital expenditures for the three-month period ended June 30, 2004 were approximately $18.6 million (excluding payments of approximately $1.0 million relating to capital lease obligations and excluding approximately $0.4 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the three-month period ended June 30, 2004 included approximately $0.9 million attributable to technology upgrades. Our installed base of  machines  for the  route  business  increased  by  approximately  2,600 machines for the three-month period ended June 30, 2004. The growth in the rental business machine base was approximately 1,300 for the three-month period ended June 30, 2004. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

         The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

                                 Three months ended June 30,
                          ----------------------------------------
                             2004            2003          Change
                          ---------       --------        --------

Route                     $   17.6        $   21.3        $  (3.7)
Rental                         0.9             2.2           (1.3)
Distribution                   0.1             0.2           (0.1)
                          --------        --------        --------
                          $   18.6        $   23.7        $  (5.1)
                          ========        ========        ========


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

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


         Summary of Contractual Obligations
         ----------------------------------

         The following table sets forth information with regard to disclosures about our contractual obligations and commitments:

                                                                   PAYMENTS DUE IN FISCAL YEAR
                                            --------------------------------------------------------------------------
                                              TOTAL       2005       2006       2007       2008      2009       AFTER
                                              -----       ----       ----       ----       ----      ----       -----

Long-Term Debt Obligations                    $709.0     $ 4.2      $  6.8     $  8.1     $ 16.6     $12.6     $ 660.7
Capital Lease Obligations                        7.0       2.3         2.6        1.6        0.5         -           -
Operating Lease Obligations                     30.7       6.3         7.6        5.8        3.9       2.8         4.3
                                            --------   -------    --------   --------   --------   -------   ---------
                                              $746.7     $12.8      $ 17.0     $ 15.5     $ 20.9     $15.4     $ 665.1
                                            ========   =======    ========   ========   ========   =======   =========


         Future Capital Needs and Resources
         ----------------------------------

         Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, capital expenditures and working capital and, if the Proposed IDS Transactions are consummated, dividend payments. Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, when the remaining balances under the Senior Secured Credit Facility's term loans become due. However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

         The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditure requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments and existing contractual obligations and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund our operating needs and to service the 9% Senior Notes and the Senior Secured Credit Facility.

         Other factors, including but not limited to whether we consummate the Proposed IDS Transactions, any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future.

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

         We continuously monitor our debt position and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either (i) reduce or eliminate dividends, (ii) adjust capital expenditures,
(iii) supplement cash flow from operations with borrowings under the Senior Secured Credit Facility, or (iv) evaluate other cost-effective funding alternatives. If the Proposed IDS Transactions are consummated, we expect that substantially all of the cash generated by our business in excess of operating needs, debt service obligations and reserves will be distributed to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.

         Our inability to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or the Senior Secured Credit Facility could result in an acceleration of all amounts thereunder.

         Proposed IDS Transactions
         -------------------------

         On April 13, 2004, CSC filed a registration statement on form S-1 with the Securities and Exchange Commission (the "SEC") (such registration statement, as amended by Amendment No. 1 filed with the SEC on June 14, 2004 and Amendment No. 2 filed with the SEC on August 3, 2004, the "Registration Statement") relating to the proposed initial public offering of Income Deposit Securities ("IDSs") and senior secured notes to be sold separate and apart from IDSs. IDSs consist of CSC's Class A common stock and senior secured notes. Immediately following the

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

offering and certain related corporate reorganization transactions, we will be an indirect wholly-owned subsidiary of CSC, which in turn will be controlled by Holdings. CSC was incorporated in the state of Delaware on December 23, 2003 and has not had any material activity from the date of incorporation through June 30, 2004. The contemplated offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the "Proposed IDS Transactions."

         Pursuant to the Proposed IDS Transactions, CSC will make an intercompany loan (the "Intercompany Loan") to us and an indirect capital contribution (the "Capital Contribution") from a portion of the proceeds from CSC's initial public offering. If the Proposed IDS Transactions are consummated, we intend to use a portion of the Intercompany Loan and Capital Contribution to redeem a portion of our 9% Senior Notes, to repay a portion of the outstanding indebtedness under our Senior Secured Credit Facility and to terminate our interest rate swap agreements. We have entered into an amendment to the Senior Secured Credit Facility with the requisite lenders and agents thereunder to permit the Proposed IDS Transactions, such amendment to be effective upon completion of CSC's initial public offering.

         The Intercompany Loan is expected to be our senior unsecured obligation, will rank equally in right of payment with all our existing and future senior indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness. Certain of our subsidiaries are expected to guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan is expected to contain covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes; provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the notes which are a part of the IDSs. The Intercompany Loan will be pledged by us to secure the repayment of the CSC senior secured notes to be offered in connection with the Proposed IDS Transactions.

         Pursuant to the Proposed IDS Transactions, if at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, in the event that CSC undertakes a primary offering of IDSs or Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to us and increase the principal amount of the Intercompany Loan. Furthermore, pursuant to the Proposed IDS Transactions, if at any time we are not prohibited from doing so under the terms of our then outstanding debt, we will be required to guarantee the CSC senior secured notes.

         If after the consummation of the Proposed IDS Transactions, we merge with or into CSC, the Intercompany Loan would be terminated and we, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the CSC senior secured notes.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         If the Proposed IDS Transactions are consummated, subject to applicable law and restrictions contained in certain of our outstanding debt and financing agreements relating to the payment of cash dividends on our common stock, we expect to pay dividends on our common stock with available cash to enable CSC to make cash dividend payments on its common stock and interest payments on the CSC senior secured notes.

         In connection with the Proposed IDS Transactions, CSC is in the process of evaluating a long-term management incentive plan for our key employees which may take one of several forms including stock options, stock grants, dividend equivalents, and/or a performance-based cash plan.

         Although CSC has filed the Registration Statement, there is no assurance that the Proposed IDS Transactions will be consummated, in whole or in part, and CSC may elect at any time and for any reason not to proceed with any of the Proposed IDS Transactions.


CERTAIN ACCOUNTING TREATMENT

         Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $27.6 million for the three months ended June 30, 2004 and approximately $26.9 million for the three months ended June 30, 2003 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to "contract rights." Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.


INFLATION AND SEASONALITY

         In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our cash flow would be adversely affected by an increase in interest rates. As of June 30, 2004, we had approximately $108.2 million outstanding relating to our variable rate debt portfolio.

         Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $2.2 million, assuming the total amount of variable interest rate debt outstanding was $108.2 million, the balance as of June 30, 2004.

         We enter into interest rate swap agreements from time to time to mitigate our exposure to adverse interest rate fluctuations. On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. If the Proposed IDS Transactions are consummated, we intend to terminate these interest rate swap agreements with a portion of the net proceeds from CSC's initial public offering.

         Our fixed debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, as fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt acquired to fund repayments under maturing facilities.

         We do not use derivative financial instruments for trading purposes and are not exposed to foreign currency exchange risk.

                      COINMACH CORPORATION AND SUBSIDIARIES


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic Securities and Exchange Commission filings within the required time period.

         There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

              None.


ITEM 5.  OTHER INFORMATION

              None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                    3.1 Restated Certificate of Incorporation of the Company incorporated by reference from Exhibit
                             3.1 to the Company's Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

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

                             The Company filed Current Reports on Form 8-K on
                             (i) April 13, 2004 furnishing a press release announcing the filing by Coinmach Service

                      COINMACH CORPORATION AND SUBSIDIARIES


                             Corp. of a registration statement on form S-1 for a proposed public offering of Income Deposit Securities and (ii) June 14, 2004 disclosing the filing of amendment No. 1 to such registration statement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COINMACH CORPORATION

Date:  August 12, 2004                 /s/ Robert M. Doyle
                                       -------------------
                                       Robert M. Doyle
                                       Senior Vice President and Chief Financial
                                       Officer (On behalf of registrant and as
                                       Principal Financial Officer)