Form 10-Q
period 2004-09-30
COINMACH CORP
filed 2004-11-03
CIK 91693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File Number 0-7694

Coinmach Corporation

(Exact name of registrant as specified in its charter)

Delaware	53-0188589

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

303 Sunnyside Blvd., Suite 70, Plainview, New York	11803

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (516) 349-8555

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No    .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No X .

As of the close of business on November 3, 2004, Coinmach Corporation had outstanding 100 shares of common stock, par value $.01 per share (the “Common Stock”), all of which shares were held by Coinmach Laundry Corporation.

COINMACH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30, 2004	March 31, 2004[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$37,605	$31,620
Receivables, net	8,831	6,207
Inventories	11,384	11,508
Assets held for sale	2,993	2,560
Prepaid expenses	5,074	5,097
Other current assets	2,007	1,974

Total current assets	67,894	58,966
Advance location payments	72,937	73,253
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $291,395 and $253,736	276,315	283,688
Contract rights, net of accumulated amortization of $94,046 and $87,139	316,561	323,152
Goodwill	204,780	204,780
Other assets	12,919	15,670

Total assets	$951,406	$959,509

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable	$19,143	$20,407
Accrued expenses	11,636	8,928
Accrued rental payments	29,402	31,855
Accrued interest	7,751	7,549
Interest rate swap liability	945	3,597
Current portion of long-term debt	9,295	9,149

Total current liabilities	78,172	81,485
Deferred income taxes	74,849	75,749
Long-term debt, less current portion	706,480	708,482
Due to Parent	49,604	50,036

Total liabilities	909,105	915,752
Stockholder’s equity:
Common stock and capital in excess of par value	121,065	121,065
Accumulated other comprehensive loss, net of tax	(438)	(2,006)
Accumulated deficit	(78,326)	(75,302)

Total stockholder’s equity	42,301	43,757

Total liabilities and stockholder’s equity	$951,406	$959,509

See accompanying notes.

[1]	The March 31, 2004 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
REVENUES	$132,950	$129,951	$266,449	$262,468
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	91,507	89,699	182,632	180,570
General and administrative	2,197	1,868	4,477	4,077
Depreciation and amortization	19,029	18,056	38,058	36,038
Amortization of advance location payments	4,926	5,180	9,852	10,360
Amortization of intangibles	3,580	3,763	7,260	7,513
Other items, net	500	—	500	—

	121,739	118,566	242,779	238,558

OPERATING INCOME	11,211	11,385	23,670	23,910
INTEREST EXPENSE, NET	14,398	14,392	28,625	28,708

LOSS BEFORE INCOME TAXES	(3,187)	(3,007)	(4,955)	(4,798)
BENEFIT FOR INCOME TAXES:
Current	34	75	53	150
Deferred	(1,285)	(685)	(1,984)	(1,424)

	(1,251)	(610)	(1,931)	(1,274)

NET LOSS	$(1,936)	$(2,397)	$(3,024)	$(3,524)

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	September 30,	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,024)	$(3,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,058	36,038
Amortization of advance location payments	9,852	10,360
Amortization of intangibles	7,260	7,513
Gain on sale of equipment	(54)	(46)
Deferred income taxes	(1,984)	(1,424)
Amortization of deferred issue costs	1,207	1,207
Change in operating assets and liabilities, net of businesses acquired:
Other assets	927	(1,183)
Receivables, net	(2,624)	1,896
Inventories and prepaid expenses	(39)	(608)
Accounts payable and accrued expenses, net	(1,009)	(4,388)
Accrued interest	202	(1)

Net cash provided by operating activities	48,772	45,840

INVESTING ACTIVITIES:
Additions to property and equipment	(27,670)	(36,539)
Advance location payments to location owners	(9,285)	(12,337)
Acquisition of net assets related to acquisitions of businesses	(618)	—
Proceeds from sale of property and equipment	291	204

Net cash used in investing activities	(37,282)	(48,672)

FINANCING ACTIVITIES:
Proceeds from credit facility	—	8,200
Repayments of credit facility	(3,066)	(4,000)
Net repayments to Parent	(432)	(291)
Borrowings from bank and other borrowings	217	599
Principal payments on capitalized lease obligations	(2,224)	(2,080)

Net cash (used in) provided by financing activities	(5,505)	2,428

Net increase (decrease) in cash and cash equivalents	5,985	(404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,620	27,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,605	$27,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27,285	$27,559

Income taxes paid	$197	$239

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$3,217	$2,904

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements of Coinmach Corporation, a Delaware corporation (“Coinmach” or the “Company”), include the accounts of all of its subsidiaries. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation (“CLC” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Holdings, LLC (“Holdings”). Holdings, a Delaware limited liability company, was formed on November 15, 2002. Unless otherwise specified herein, references to the “Company” shall mean Coinmach Corporation and its subsidiaries.

     The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating 162 retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by the Company and Holdings, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, through its wholly-owned subsidiary American Laundry Franchising Corp. (“ALFC”), builds and develops laundromat facilities for sale as franchise locations.

     At September 30, 2004, the Company owned and operated approximately 879,000 laundry machines in approximately 80,000 locations throughout North America.

     The accompanying financial statements include the accounts of Coinmach and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates.

     The interim results presented herein are not necessarily indicative of the results to be expected for the entire year.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

1. Basis of Presentation (continued)

     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Certain amounts in the financial statements have been reclassified for presentation purposes.

2. Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30,	March 31,
	2004	2004
Laundry equipment	$8,003	$7,973
Machine repair parts	3,381	3,535

	$11,384	$11,508

3. Goodwill and Contract Rights

     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) "Goodwill and Other Intangible Assets”. SFAS 142 required an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3. Goodwill and Contract Rights (continued)

value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at September 30, 2004 is as follows (in thousands):

Route	$195,026
Rental	6,837
Distribution	2,917

$204,780

     The Company performed its annual assessment of goodwill as of January 1, 2004 and determined that no impairment existed. The annual impairment test for the 2005 fiscal year will be completed by the Company’s fiscal year end. There can be no assurances that future goodwill impairment tests will not result in a charge to income.

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

     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2005 (remainder of year)	$6.9
2006	13.5
2007	13.2
2008	12.9
2009	12.6

     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144’’) “Accounting for the Impairment and Disposal of Long-Lived Assets’’. The Company has twenty-eight geographic regions to which contract rights have been allocated to. The Company has contracts at every location/property and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3. Goodwill and Contract Rights (continued)

region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights.

4. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2004	2004
9% Senior Notes due 2010	$450,000	$450,000
Credit facility indebtedness	257,271	260,337
Obligations under capital leases	7,755	6,762
Other long-term debt with varying terms and maturities	749	532

	715,775	717,631
Less current portion	9,295	9,149

	$706,480	$708,482

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the “9% Senior Notes”) and entered into a $355 million senior secured credit facility (the “Senior Secured Credit Facility”) comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The revolving credit portion of the Senior Secured Credit Facility provides up to $10 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of the Company’s real and personal property and is guaranteed by each of the Company’s domestic subsidiaries. In addition, CLC and the Company pledged to the Collateral Agent their interests in all of the issued and outstanding shares of capital stock of the Company and the Company’s domestic subsidiaries.

     At September 30, 2004, the Company had outstanding debt consisting of (a) $450 million of 9% Senior Notes and (b) approximately $257.3 million of term loans with interest rates ranging from 4.44% to 4.63%. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of approximately $15.5 million and approximately

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

4. Long-Term Debt (continued)

$241.8 million as of September 30, 2004, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. As of September 30, 2004, the Company had no amounts outstanding under its revolving credit facility, which is scheduled to expire on January 25, 2008.

     In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility limit the Company’s ability to pay dividends. At September 30, 2004, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

     On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized an accumulated other comprehensive loss in the stockholder’s equity section included in the condensed consolidated balance sheet at September 30, 2004 of approximately $0.4 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

5. Guarantor Subsidiaries

     The Company’s domestic subsidiaries (“Guarantor Subsidiaries”) have guaranteed the Company’s 9% Senior Notes and Senior Secured Credit Facility referred to in Note 4. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the combined operations of non-Guarantor Subsidiaries represent less than 1% of total consolidated revenue and total consolidated assets. Therefore, the Company has not included a separate column for the non-Guarantor Subsidiaries because they are minor. The condensed consolidating balance sheet as of September 30, 2004

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

and March 31, 2004, the condensed consolidating statements of operations for the three months and six months ended September 30, 2004 and 2003, and the condensed consolidating statement of cash flows for the six months ended September 30, 2004 and 2003 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	September 30, 2004
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables,
inventory, assets held for sale, prepaid
expenses and other current assets	$49,452	$18,442	$—	$67,894
Advance location payments	72,937	—	—	72,937
Property, equipment and leasehold improvements, net	246,655	29,660	—	276,315
Intangible assets, net	511,587	9,754	—	521,341
Intercompany loans and advances	54,523	(31,804)	(22,719)	—
Investment in subsidiaries	(27,000)	—	27,000	—
Investment in preferred stock	17,593	—	(17,593)	—
Other assets	12,808	111	—	12,919

Total assets	$938,555	$26,163	$(13,312)	$951,406

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$57,455	$11,422	$—	$68,877
Current portion of long-term debt	9,124	171	—	9,295

Total current liabilities	66,579	11,593	—	78,172
Deferred income taxes	71,979	2,870	—	74,849
Long-term debt, less current portion	706,098	23,101	(22,719)	706,480
Due to parent	49,604	—	—	49,604
Preferred stock and dividends payable	—	17,593	(17,593)	—
Total stockholder’s equity	44,295	(28,994)	27,000	42,301

Total liabilities and stockholder’s equity	$938,555	$26,163	$(13,312)	$951,406

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets (continued)

	March 31, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables,
inventory, assets held for sale, prepaid expenses
and other current assets	$43,578	$15,388	$—	$58,966
Advance location payments	73,253	—	—	73,253
Property, equipment and leasehold improvements,
net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	56,648	(34,826)	(21,822)	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	15,606	64	—	15,670

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Current portion of long-term debt	9,004	145	—	9,149

Total current liabilities	73,033	8,452	—	81,485
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt, less current portion	708,329	21,975	(21,822)	708,482
Due to parent	50,036	—	—	50,036
Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity	$949,204	$21,444	$(11,139)	$959,509

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations

	Three months ended September 30, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$115,991	$16,959	$–	$132,950
Costs and expenses	105,692	16,047	–	121,739

Operating income	10,299	912	–	11,211
Interest expense, net	13,931	467	–	14,398

	(3,632)	445	–	(3,187)
Income taxes	(1,443)	192	–	(1,251)

	(2,189)	253	–	(1,936)
Equity in income of subsidiaries	(253)	–	253	–

	(1,936)	253	(253)	(1,936)
Dividend income	(410)	–	410	–

Net (loss) income	$(1,526)	$253	$(663)	$(1,936)

	Three months ended September 30, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$114,760	$15,191	$–	$129,951
Costs and expenses	103,887	14,679	–	118,566

Operating income	10,873	512	–	11,385
Interest expense, net	13,938	454	–	14,392

	(3,065)	58	–	(3,007)
Income taxes	(634)	24	–	(610)

	(2,431)	34	–	(2,397)

Equity in income of subsidiaries	(34)	–	34	–
	(2,397)	34	(34)	(2,397)
Dividend income	(470)	–	470	–

Net (loss) income	$(1,927)	$34	$(504)	$(2,397)

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations (continued)

	Six months ended September 30, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$234,238	$32,211	$–	$266,449
Costs and expenses	212,292	30,487	–	242,779

Operating income	21,946	1,724	–	23,670
Interest expense	27,708	917	–	28,625

	(5,762)	807	–	(4,955)
Income taxes	(2,278)	347	–	(1,931)

	(3,484)	460	–	(3,024)
Equity in income of subsidiaries	(460)	–	460	–

	(3,024)	460	(460)	(3,024)
Dividend income	(816)	–	816	–

Net (loss) income	$(2,208)	$460	$(1,276)	$(3,024)

	Six months ended September 30, 2003
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$232,356	$30,112	$–	$262,468
Costs and expenses	209,258	29,300	–	238,558

Operating income	23,098	812	–	23,910
Interest expense	27,853	855	–	28,708

	(4,755)	(43)	–	(4,798)
Income taxes	(1,256)	(18)	–	(1,274)

	(3,499)	(25)	–	(3,524)
Equity in loss of subsidiaries	25	–	(25)	–

	(3,524)	(25)	25	(3,524)
Dividend Income	(872)	–	872	–

Net loss	$(2,652)	$(25)	$(847)	$(3,524)

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows

	Six months ended September 30, 2004
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(2,208)	$460	$(1,276)	$(3,024)
Noncash adjustments	49,232	5,107	—	54,339
Change in operating assets and liabilities	(3,246)	703	—	(2,543)

Net cash provided by operating activities	43,778	6,270	(1,276)	48,772

Investing Activities
Investment in and advances to subsidiaries	(1,276)	—	1,276	—
Capital expenditures	(33,883)	(3,072)	—	(36,955)
Acquisition of assets	(618)	—	—	(618)
Sale of property and equipment	—	291	—	291

Net cash used in investing activities	(35,777)	(2,781)	1,276	(37,282)

Financing Activities
Repayment of debt	(3,066)	—	—	(3,066)
Other financing items	328	(2,767)	—	(2,439)

Net cash used in financing activities	(2,738)	(2,767)	—	(5,505)

Net increase in cash and cash equivalents	5,263	722	—	5,985
Cash and cash equivalents, beginning of period	30,621	999	—	31,620

Cash and cash equivalents, end of period	$35,884	$1,721	$—	$37,605

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

5. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows (continued)

	Six months ended September 30, 2003
	Coinmach
	and Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(2,652)	$(25)	$(847)	$(3,524)
Noncash adjustments	48,904	4,745	—	53,649
Change in operating assets and liabilities	(2,280)	(2,005)	—	(4,285)

Net cash provided by operating activities	43,972	2,715	(847)	45,840
Investing Activities
Investment in and advances to subsidiaries	(847)	—	847	—
Capital expenditures	(43,376)	(5,500)	—	(48,876)
Sale of property and equipment	—	204	—	204

Net cash used in investing activities	(44,223)	(5,296)	847	(48,672)
Financing Activities
Other financing items	(1,519)	3,947	—	2,428

Net cash (used in) provided by financing activities	(1,519)	3,947	—	2,428

Net (decrease) increase in cash and cash equivalents	(1,770)	1,366	—	(404)
Cash and cash equivalents, beginning of period	26,054	1,374	—	27,428

Cash and cash equivalents, end of period	$24,284	$2,740	$—	$27,024

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information

     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segment are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information (continued)

     The table below presents information about the Company’s segments (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003
Revenue:
Route	$115,991	$114,760	$234,238	$232,356
All other:
Rental	8,540	8,116	16,880	15,892
Distribution	8,419	7,075	15,331	14,220

Subtotal	16,959	15,191	32,211	30,112

Total revenue	$132,950	$129,951	$266,449	$262,468

EBITDA(1):
Route	$37,525	$37,512	$76,730	$76,651
All other:
Rental	3,392	3,075	6,646	6,252
Distribution	526	(335)	441	(1,005)

Subtotal	3,918	2,740	7,087	5,247

Other items, net	(500)	—	(500)	—
Corporate expenses	(2,197)	(1,868)	(4,477)	(4,077)

Total EBITDA	38,746	38,384	78,840	77,821
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,677)	(24,420)	(49,376)	(48,825)
All other	(2,146)	(1,998)	(4,271)	(3,970)
Corporate	(712)	(581)	(1,523)	(1,116)

Subtotal	(27,535)	(26,999)	(55,170)	(53,911)

Interest expense	(14,398)	(14,392)	(28,625)	(28,708)

Consolidated loss before taxes	$(3,187)	$(3,007)	$(4,955)	$(4,798)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Segment Information (continued)

Non-GAAP Financial Measures

EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA of each period presented (in millions):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003
Net loss	$(1.9)	$(2.4)	$(3.0)	$(3.5)
Benefit for income taxes	(1.3)	(0.6)	(1.9)	(1.3)
Interest expense, net	14.4	14.4	28.6	28.7
Depreciation and amortization	27.5	27.0	55.1	53.9

EBITDA	$38.7	$38.4	$78.8	$77.8

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7. Income Taxes

     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	September 30, 2004	March 31, 2004
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$109,998	$111,103
Other	1,419	1,246

	111,417	112,349

Deferred tax assets:
Interest rate swap	507	1,591
Net operating loss carryforwards	33,115	32,294
Covenant not to compete	1,174	1,202
Other	1,772	1,513

	36,568	36,600

Net deferred tax liability	$74,849	$75,749

     The net operating loss carryforwards of approximately $81 million expire between fiscal years 2005 through 2024. The majority of the Company’s net operating loss carryforwards begin to expire after four years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

     The benefit for income taxes consists of (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003
Federal	$(1,002)	$(534)	$(1,547)	$(1,110)
State	(249)	(76)	(384)	(164)

	$(1,251)	$(610)	$(1,931)	$(1,274)

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7. Income Taxes (continued)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003
Expected tax benefit	$(1,115)	$(1,012)	$(1,734)	$(1,639)
NOL Valuation Allowance	—	433	—	433
State tax benefit, net of federal taxes	(162)	(49)	(250)	(106)
Permanent book/tax differences	26	18	53	38

Tax benefit	$(1,251)	$(610)	$(1,931)	$(1,274)

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to incur a net loss.

     We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease. The Company also provides collection services for other route based companies, including payphone operators. At September 30, 2004, we owned and operated through our route business approximately 675,000 washers and dryers in approximately 70,000 locations throughout North America, including 162 retail laundromats located in Texas and Arizona.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.

     We also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach Holdings, LLC (“Holdings”), a Delaware limited liability company. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At September 30, 2004, approximately 204,000 washers and dryers were installed with our rental customers through AWA.

     We also operate an equipment distribution business through Super Laundry Equipment Corp. (“Super Laundry”), our wholly-owned subsidiary. Super Laundry’s business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. In addition, Super Laundry, through its wholly-owned subsidiary, American Laundry Franchising Corp. (“ALFC”), builds and develops laundromat facilities for sale as franchise locations. For each franchise laundromat facility, ALFC enters into a purchase agreement and a license agreement with the buyer whereby the buyer may use certain systems created by ALFC to operate such facility. ALFC receives revenue primarily from the sale price of the laundromat facility and, to a lesser extent, from an initial franchise fee and certain other fees based on the sales from such facility.

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

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Revenue and cash and cash equivalents include an estimate of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations. We calculate the estimated amount of cash and coin not yet collected at the end of a reporting period, which remain at laundry room locations by multiplying the average daily collection amount applicable to the location with the number of days since coin and cash were last collected at that location. We analytically review the estimated amount of cash and coin not yet collected at the end of a reporting period by comparing such amount with collections subsequent to the reporting period.

     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2004 was approximately $3.5 million.

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

     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at September 30, 2004 and March 31, 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, we compare the fair value of the reporting unit to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, we would then need to perform the second step in the impairment test to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. We performed our annual assessment of goodwill as of January 1, 2004 and determined that no impairment existed.

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 80% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. As a result, upon adoption of SFAS 142, we reassessed the useful lives being used to amortize contract rights and determined that the contract rights have an estimated useful life of approximately 30 to 35 years.

     We have twenty-eight geographic regions to which contract rights have been allocated to as the regions represent the lowest level of identifiable cash flows in grouping contract rights. Each region consists of approximately 1,000 to 7,000 contracts for the various locations/properties that comprise that region. We do not analyze impairment of contract rights on a contract-by-contract basis. We have contracts at every location/property and we analyze revenue and certain direct costs on a contract-by-contract basis, however, we do not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows.

     We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/cash flows for each region. This evaluation includes analytically comparing the financial results/cash flows and certain statistical performance measures for each region to prior period/year actuals and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the regions general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 3% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.

Results of Operations

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Comparison of the three- and six-month periods ended September 30, 2004 and September 30, 2003.

     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2004	2003	Change	2004	2003	Change
Route	$116.0	$114.8	$1.2	$234.2	$232.4	$1.8
Rental	8.6	8.1	0.5	16.9	15.9	1.0
Distribution	8.4	7.1	1.3	15.3	14.2	1.1

	$133.0	$130.0	$3.0	$266.4	$262.5	$3.9

     Revenue increased by approximately $3.0 million or 2% for the three-month period ended September 30, 2004, as compared to the prior year’s corresponding period. Revenue increased by approximately $3.9 million or 2% for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding period.

     Route revenue for the three months ended September 30, 2004 increased by approximately $1.2 million or 1% over the prior year’s corresponding period. Route revenue for the six months ended September 30, 2004 increased by approximately $1.8 million or 1% over the prior year’s corresponding period. We believe that the increase was the result of timing of price changes and internal growth in machine count, during the prior and current year as well as revenue associated with collection services.

     Rental revenue for the three months ended September 30, 2004 increased by approximately $0.5 million or 5% over the prior year’s corresponding period. Rental revenue for the six months ended September 30, 2004 increased by approximately $1.0 million or 6% over the prior year’s corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Distribution revenue for the three months ended September 30, 2004 increased by approximately $1.3 million or 19% from the prior year’s corresponding period. Distribution revenue for the six months ended September 30, 2004 increased by approximately $1.1 million or 8% from the prior year’s corresponding period. Sales from the distribution business unit are sensitive to general market conditions and economic conditions. The increases are primarily due to increased sales from the North East operations slightly offset by decreased revenue due to the closing of operations in California. Distribution revenue from our California operations was approximately $0.3 million and $0.5 million for the three-month periods ended September 30, 2004 and September 30, 2003, respectively. Distribution revenue from our California operations was approximately $1.0 million and $1.9 million for the six-month periods ended September 30, 2004 and September 30, 2003, respectively.

     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $1.8 million or 2% for the three-month period ended September 30, 2004, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $2.1 million or 1% for the six months ended September 30, 2004, as compared to the prior year’s corresponding period. The increase in laundry operating expenses for the three-month period was due primarily to (i) increased cost of sales of approximately $1.1 million due to increased sales in the distribution business, (ii) an increase in salary expense of approximately $0.7 million in the route business associated with collection services, (iii) an increase in fuel cost of approximately $0.3 million primarily due to increased fuel prices, and (iv) an increase in insurance costs related to both medical and general business insurance coverage of approximately $0.1 million. These increases in laundry operating expenses were slightly offset by a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $0.7 million. The increase in laundry operating expenses for the six-month period was due primarily to (i) increased cost of sales of approximately $1.6 million due to increased sales in the distribution business, (ii) an increase in salary expense of approximately $0.8 million in the route business associated with collection services, (iii) an increase in insurance costs related to both medical and general business insurance coverage of approximately $0.6 million, (iv) costs associated with internal growth of the rental business of approximately $0.3 million, and (v) an increase in fuel cost of approximately $0.4 primarily due to increased fuel prices. These increases in laundry operating expenses were offset slightly by a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $1.8 million. As a percentage of revenues, laundry operating expenses were 69% for the three- and six-month periods ended September 30, 2004, as well as for the three- and six-month periods ended September 30, 2003.

     General and administrative expenses increased by approximately $0.3 million for the three-month period ended September 30, 2004, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $0.4 million for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding period. The increases in general and administrative expenses are primarily due to accruals with respect to employee compensation and other administrative fees. As a percentage of revenues,

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

general and administrative expenses were approximately 1.7% for the three-month period ended September 30, 2004, as compared to approximately 1.5% for the three-month period ended September 30, 2003, and approximately 1.7% for the six-month period September 30, 2004 as compared to approximately 1.6% for the six-month period ended September 30, 2003.

     Depreciation and amortization expense increased by approximately $1.0 million or 5% for the three-month period ended September 30, 2004 and increased by approximately $2.0 million or 6% for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding periods. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $0.3 million or 5% for the three-month period ended September 30, 2004 and decreased by approximately $0.5 million or 5% for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily due to advance location payments incurred in the prior years becoming fully amortized.

     Amortization of intangibles decreased by approximately $0.2 million or 5% for the three-month period ended September 30, 2004 and decreased by approximately $0.3 million or 3% for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily the result of intangibles related to acquisitions becoming fully amortized.

     Other items for the three- and six-month period ended September 30, 2004 is primarily due to additional expenses associated with the closing of California operations in the distribution business.

     Operating income margins were approximately 8.4% for the three-month period ended September 30, 2004, as compared to approximately 8.8% for the prior year’s corresponding period. Operating income margins were approximately 8.9% for the six-month period ended September 30, 2004, as compared to approximately 9.1% for the prior year’s corresponding period. The decrease in operating income margin was primarily due to increased cost of sales in the distribution business and increased operating expenses in the route business offset by increased revenue in the route and distribution businesses, as well as a reduction in operating expenses as a result of the closing of California operations in the distribution business, as discussed above.

     Interest expense for the three-month period ended September 30, 2004 is comparable with the prior year’s corresponding period. Interest expense decreased by approximately $0.1 million or less than 1% for the six-month period ended September 30, 2004, as compared to the prior year’s corresponding period.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The benefit for income taxes for the six-month period ended September 30, 2004 was approximately $1.9 million as compared to a benefit for income taxes of approximately $1.3 million for the prior year’s corresponding period. The change for the six-month period is primarily due to a valuation allowance in the prior year of approximately $1.2 million with a tax effect of approximately $0.4 million. The effective tax rate for the six-month period ended September 30, 2004 was 39% as compared to 27% for the prior year’s corresponding period. The effective tax rate for the six-month period ended September 30, 2004 reflects changes in the amount of net operating loss carryforwards that the Company will be able to utilize.

     Net loss was approximately $3.0 million for the six-month period ended September 30, 2004, as compared to net loss of approximately $3.5 million for the prior year’s corresponding period.

     The following table sets forth an analysis of EBITDA (as defined below) for each of the Company’s route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2004	2003	Change	2004	2003	Change
Route	$37.5	$37.5	$—	$76.7	$76.6	$0.1
Rental	3.4	3.1	0.3	6.6	6.3	0.3
Distribution	0.5	(0.3)	0.8	0.5	(1.0)	1.5
Other items, net	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Corporate Expenses	(2.2)	(1.9)	(0.3)	(4.5)	(4.1)	(0.4)

	$38.7	$38.4	$0.3	$78.8	$77.8	$1.0

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

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 6 to the Condensed Consolidated Financial Statements (Unaudited) for a reconciliation of net loss to EBITDA for the periods indicated in the table immediately above.

     EBITDA was approximately $38.7 million for the three months ended September 30, 2004, as compared to approximately $38.4 million for the three months ended September 30, 2003. EBITDA margins decreased to 29.1% for the three months ended September 30, 2004, as compared to 29.5% for the prior year’s corresponding period. The decrease in EBITDA is primarily due to an increase in operating expenses offset by an increase in revenue, as discussed above. EBITDA was approximately $78.8 million for the six months ended September 30, 2004, as compared to approximately $77.8 million for the prior year’s corresponding period. EBITDA margin of approximately 29.6% for the six months ended September 30, 2004, is comparable with the prior year’s corresponding period.

Liquidity and Capital Resources

     We have substantial indebtedness and debt service requirements. At September 30, 2004, on a consolidated basis, we had outstanding long-term debt of approximately $715.8 million, which included $450.0 million of our 9% Senior Notes due 2010 (the “9% Senior Notes”) and approximately $257.3 million of borrowings under our Senior Secured Credit Facility. Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, when the remaining balance under our Senior Secured Credit Facility becomes due. Our stockholder’s equity was approximately $42.3 million as of September 30, 2004.

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. We have met these requirements for the past three fiscal years. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of September 30, 2004, we had cash and cash equivalents of approximately $37.6 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

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

     If the proposed initial public offering of Coinmach Service Corp., a Delaware corporation (“CSC”), and related transactions are consummated, we would become an indirect subsidiary of CSC. As such, we would expect to also use cash flows from operations to pay dividends on our capital stock and to make principal and interest payments under a proposed intercompany loan to be made to us by CSC. See “Proposed IDS Transactions.”

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Financing Activities

     On January 25, 2002, we issued the 9% Senior Notes and entered into the Senior Credit Secured Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries. The term loans under the Senior Secured Credit Facility, in aggregate principal amounts outstanding of approximately $15.5 million and approximately $241.8 million as of September 30, 2004, are scheduled to be fully repaid by January 25, 2008 and July 25, 2009, respectively. We had no amounts outstanding under our revolving credit facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at September 30, 2004 were approximately $6.4 million.

     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized an accumulated other comprehensive loss in the stockholder’s equity section included in the condensed consolidated balance sheet at September 30, 2004 of approximately $0.4 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

     Operating and Investing Activities

     We use cash from operating activities to maintain and expand our business. As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to significantly rely on cash flows from operations to finance our capital expenditures and working capital needs, including interest payments on our outstanding indebtedness.

     Capital expenditures for the three-month period ended September 30, 2004 were approximately $18.4 million (excluding payments of approximately $1.3 million relating to

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

capital lease obligations and excluding approximately $0.2 million relating to acquisition capital expenditures). Capital expenditures for the six-month period ended September 30, 2004 were approximately $37.0 million (excluding approximately $2.2 million relating to capital lease payments and excluding approximately $0.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the six-month period ended September 30, 2004 included approximately $1.4 million attributable to technology upgrades. Our installed base of machines for the route business increased by approximately 300 machines for the six-month period ended September 30, 2004. The growth in the rental business machine base was approximately 6,500 for the six-month period ended September 30, 2004. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

     The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2004	2003	Change	2004	2003	Change
Route	$16.3	$22.2	$(5.9)	$33.9	$43.4	$(9.5)
Rental	2.0	2.8	(0.8)	2.9	5.1	(2.2)
Distribution	0.1	0.2	(0.1)	0.2	0.4	(0.2)

	$18.4	$25.2	$(6.8)	$37.0	$48.9	$(11.9)

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

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Summary of Contractual Obligations

     The following table sets forth information with regard to disclosures about our contractual obligations and commitments:

		Payments Due in Fiscal Year
	Total	2005	2006	2007	2008	2009	After
Long-Term Debt Obligations	$708.0	$3.2	$6.8	$8.1	$16.6	$12.6	$660.7
Capital Lease Obligations	7.8	1.7	3.0	2.0	1.0	0.1	—
Operating Lease Obligations	29.4	4.3	7.8	6.0	4.0	2.9	4.4

	$745.2	$9.2	$17.6	$16.1	$21.6	$15.6	$665.1

     Proposed IDS Transactions

     On April 13, 2004, CSC filed a registration statement on form S-1 with the Securities and Exchange Commission (the “SEC”) (such registration statement, as amended by Amendment No. 1 filed with the SEC on June 14, 2004, Amendment No. 2 filed with the SEC on August 3, 2004, Amendment No. 3 filed with the SEC on September 27, 2004, Amendment No. 4 filed with the SEC on October 25, 2004 and Amendment No. 5 filed with the SEC on November 1, 2004, the “Registration Statement”) relating to the proposed initial public offering of Income Deposit Securities (“IDSs”) and senior secured notes to be sold separate and apart from IDSs. IDSs consist of CSC’s Class A common stock and senior secured notes. Immediately following the offering and certain related corporate reorganization transactions, we will be an indirect wholly-owned subsidiary of CSC, which in turn will be controlled by Holdings. CSC was incorporated in the state of Delaware on December 23, 2003 and has not had any material activity from the date of incorporation through September 30, 2004. The contemplated offerings and related transactions and use of proceeds therefrom are referred to herein collectively as the “Proposed IDS Transactions.”

     Pursuant to the Proposed IDS Transactions, CSC will make an intercompany loan (the “Intercompany Loan”) to us and an indirect capital contribution (the “Capital Contribution”) from a portion of the proceeds from CSC’s initial public offering. If the Proposed IDS Transactions are consummated, we intend to use a portion of the Intercompany Loan and Capital Contribution to redeem a portion of our 9% Senior Notes, to repay a portion of the outstanding indebtedness under our Senior Secured Credit Facility and to terminate our interest rate swap agreements. As a condition to the consummation of the Proposed IDS Transactions we intend to enter into an amendment to the Senior Secured Credit Facility with the requisite lenders and agents thereunder to permit the Proposed IDS Transactions.

     The Intercompany Loan is expected to be our senior unsecured obligation, will rank equally in right of payment with all our existing and future senior indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness. Certain of our restricted subsidiaries are expected to guarantee the Intercompany Loan on a senior

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

     Pursuant to the Proposed IDS Transactions, if at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, in the event that CSC undertakes a primary offering of IDSs or Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to us and increase the principal amount of the Intercompany Loan and the intercompany note guaranty. This pledge of these assets will enable the collateral agent for the holders of the notes to seek recourse against the Company and its domestic restricted subsidiaries that are guarantors of the intercompany note in connection with the foreclosure by the collateral agent of these assets. Otherwise, there would be no recourse to these subsidiaries because the indenture governing our 9% Senior Notes and our Senior Secured Credit Facility prohibit their guaranteeing the notes; provided, however, that the obligations in respect of the intercompany note and the intercompany note guaranty, which represent unsecured obligations, will be effectively subordinated to any secured indebtedness of the Company and its domestic subsidiaries that are party to the intercompany note guaranty to the extent of the value of their assets securing that indebtedness. Furthermore, pursuant to the Proposed IDS Transactions, if at any time we are not prohibited from doing so under the terms of our then outstanding debt, we will be required to guarantee the CSC senior secured notes.

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

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Although CSC has filed the Registration Statement, there is no assurance that the Proposed IDS Transactions will be consummated, in whole or in part, and CSC may elect at any time and for any reason not to proceed with any of the Proposed IDS Transactions.

     Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, capital expenditures and working capital and, if the Proposed IDS Transactions are consummated, dividend payments. Substantially all of our long-term debt (including indebtedness under our Senior Secured Credit Facility and indebtedness evidenced by our 9% Senior Notes) is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility’s term loans become due. However, our level of indebtedness upon completion of the Proposed IDS Transactions will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditures requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments and existing contractual obligations and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund our operating needs and to service our outstanding indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility and, if the Proposed IDS Transactions are consummated, our indebtedness under the intercompany note as well as all of CSC’s outstanding indebtedness.

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

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     California, Connecticut, and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are considering similar laws. While such laws are not scheduled to go in effect until 2007 or 2008, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.

     We continuously monitor our debt position and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either: (i) reduce capital expenditures, (ii) supplement cash flow from operations with borrowings under the Senior Secured Credit Facility, or (iii) evaluate other cost-effective funding alternatives. If the Proposed IDS Transactions are consummated, we expect that substantially all of the cash generated by our business in excess of operating needs, debt service obligations and reserves will be distributed to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn. In addition, we may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not find alternative sources of financing. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to reduce or eliminate dividends to the extent previously paid or obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.

     Our inability to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or the Senior Secured Credit Facility could result in an acceleration of all amounts thereunder.

Certain Accounting Treatment

     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $55.2 million for the six months ended September 30, 2004 and approximately $27.5 million for the three months ended September 30, 2004 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

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

     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of September 30, 2004, we had approximately $107.3 million outstanding relating to our variable rate debt portfolio.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $2.1 million, assuming the total amount of variable interest rate debt outstanding was $107.3 million, the balance as of September 30, 2004.

     We enter into interest rate swap agreements from time to time to mitigate our exposure to adverse interest rate fluctuations. On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. If the Proposed IDS Transactions are consummated, we intend to terminate these interest rate swap agreements with a portion of the net proceeds from CSC’s initial public offering.

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

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic Securities and Exchange Commission filings within the required time period.

     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COINMACH CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

     The Company is party to various legal proceedings arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that adverse determinations in any or all such proceedings would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

ITEM 2.	Changes in Securities

     None.

ITEM 3.	Defaults Upon Senior Securities

     Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.	Other Information

     None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

	3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

	31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH CORPORATION AND SUBSIDIARIES

	32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed Current Reports on Form 8-K on (i) April 13, 2004 furnishing a press release announcing the filing by Coinmach Service Corp. of a registration statement on form S-1 for a proposed public offering of Income Deposit Securities, (ii) June 14, 2004 disclosing the filing of amendment No. 1 to such registration statement, (iii) October 27, 2004 disclosing the filing of amendment No. 4 to such registration statement, and (iv) November 2, 2004 disclosing the filing of amendment No. 5 to such registration statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH CORPORATION
Date: November 3, 2004	/s/ Robert M. Doyle
Robert M. Doyle
Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)