Form 10-K/A
period 2004-03-31
COINMACH CORP
filed 2004-11-17
CIK 91693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     As of June 29, 2004, the registrant had outstanding 100 shares of common stock, par value $.01 per share.

     No market value can be determined for our common stock. See Item 5 of this Form 10-K Report.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “Original Filing”). The Company is filing this report in order to amend certain information in Item 9A of Part II and the Exhibit listing, certain financial information in Items 6, 7 and 13 of Part II, and the Financial Statements, in each case, to insure consistency with the Company’s financial statements presented in Coinmach Service Corp.’s Form S-1 No. 333-114421-06, as amended. Except for the foregoing items, no other information in the Original Filing is revised by this Amendment. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Filing, and the Company has not updated the disclosure in this report to a later date. Therefore, this Amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any known, untrue statement of material fact, or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

     On May 12, 2000, Laundry Corp. entered into an Agreement and Plan of Merger with CLC Acquisition Corporation, a Delaware corporation which we refer to as “CLC Acquisition” and which was formed by Bruce V. Rauner, a director of us, Coinmach Corp. and Laundry Corp., a member of the Holdings board and a principal of the indirect general partner of GTCR Fund IV, Laundry Corp.’s then-largest stockholder. Pursuant to the merger agreement, CLC Acquisition acquired all of Laundry Corp.’s outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into Laundry Corp. Effective July 13, 2000, CLC Acquisition was merged with and into Laundry Corp. pursuant to the terms of the merger agreement. Laundry Corp.’s Class A common stock was subsequently delisted from The NASDAQ Stock Market, and Laundry Corp. no longer was subject to the reporting requirements of the Exchange Act. We refer to the foregoing transactions collectively as the “Going Private Transaction.”

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

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

(In thousands of dollars, except ratios)

The following table presents selected consolidated historical financial data of Coinmach Corp. Such table includes the consolidated financial data for the year ended March 31, 2004 (“2004 Fiscal Year”), the year ended March 31, 2003 (“2003 Fiscal Year”), the year ended March 31, 2002 (“2002 Fiscal Year”), the nine month period from July 1, 2000 to March 31, 2001 (“Post-Transaction”), the three month period from April 1, 2000 to June 30, 2000 (“Pre-Transaction”), and the year ended March 31, 2000 (“2000 Fiscal Year”). The financial data set forth below should be read in conjunction with Coinmach Corp.’s audited consolidated historical financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data” and with the information presented in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

				Nine Months	Three Months
				July 1, 2000	April 1, 2000 to	Fiscal Year Ended
	Fiscal Year Ended March 31,			to March 31, 2001	June 30, 2000	March 31,
				Post-Going Private	Pre-Going Private
	2004	2003	2002	Transaction(7)	Transaction(8)	2000
Operations Data:
Revenues	$531,088	$535,179	$538,895	$393,608	$134,042	$527,079
Other items, net (1)	230	(454)	—	—	—	—
Operating income	47,816	56,347	37,536	19,583	10,680	45,344
Net loss	(6,046)	(2,288)	(41,365)	(25,603)	(4,652)	(16,079)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$31,620	$27,428	$27,820	$25,859		$23,174
Property and equipment, net	283,688	286,686	284,413	276,004		237,160
Contract rights, net	323,152	335,327	348,462	373,352		380,964
Advance location payments	73,253	70,911	69,257	74,233		77,212
Goodwill, net	204,780	203,860	204,284	218,744		104,969
Total assets	959,509	976,161	989,321	1,014,074		875,625
Total long-term debt (2)	717,631	718,112	737,305	697,969		683,819
Stockholder’s equity (deficit)	43,757	49,802	50,423	91,788		(30,143)
Financial Information and Other Data:
Cash flow provided by operating activities	$97,878	$104,674	$78,655	$71,955	$17,407	$90,743
Cash flow used in investing activities	(88,449)	(81,330)	(82,255)	(66,202)	(24,273)	(88,404)
Cash flow (used in) provided by financing activities	(5,237)	(23,736)	5,561	(4,471)	8,269	(5,680)
EBITDA (3)	156,393	160,525	155,663	122,310	42,237	168,346
EBITDA margin (4)	29.4%	30.0%	28.9%	31.1%	31.5%	31.9%
Operating margin (5)	9.0%	10.5%	7.0%	5.0%	8.0%	8.6%
Capital expenditures (6)
Capital expenditures	$86,732	$86,685	$79,464	$60,620	$24,273	$88,404
Acquisition capital expenditures	3,615	1,976	3,723	5,582	—	—

(1)	Other items, net, in the 2004 Fiscal Year consists of a gain from the sale of an investment offset by various expenses relating to the consolidation of certain Super Laundry offices. Other items, net, 2003 Fiscal Year consists of a gain from the sale of an investment offset by various expenses relating to (i) the AWA Transactions, (ii) the formation of ALFC and (iii) the consolidation of certain Super Laundry offices.

(2)	Total long-term debt at March 31, 2001 and March 31, 2000 does not include the unamortized premium of $5,555 and $6,789, respectively, recorded as a result of the issuance by Coinmach Corp. of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 (the “11 3/4% Senior Notes”) in October 1997. The 11 3/4% Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the loss on extinguishment of debt.

(3)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate Coinmach Corp.’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach Corp. has historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile Coinmach Corp.’s net loss and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

				Nine Months	Three Months
				July 1, 2000 to	April 1, 2000 to	Fiscal Year Ended
	Fiscal Year Ended March 31,			March 31, 2001	June 30, 2000	March 31,
				Post-Going Private	Pre-Going Private
	2004	2003	2002	Transaction	Transaction	2000
Net loss	($6,046)	($2,288)	($41,365)	($25,603)	($4,652)	($16,079)
(Benefit) provision for income taxes	(3,515)	468	(5,537)	(7,205)	(1,329)	(5,809)
Interest expense	57,377	58,167	73,036	52,391	16,661	67,232
Depreciation and amortization	108,577	104,178	129,529	102,727	31,557	123,002

EBITDA	$156,393	$160,525	$155,663	$122,310	$42,237	$168,346

				Nine Months	Three Months
				July 1, 2000 to	April 1, 2000 to	Fiscal Year Ended
	Fiscal Year Ended March 31,			March 31, 2001	June 30, 2000	March 31,
				Post-Going Private	Pre-Going Private
	2004	2003	2002	Transaction	Transaction	2000
Cash flow provided by operating activities	$97,878	$104,674	$78,655	$71,955	$17,407	$90,743
Loss on extinguishment of debt (i)	—	—	(11,402)	—	—	—
Interest expense	57,377	58,167	73,036	52,391	16,661	67,232
Gain on sale of investment and equipment	1,232	3,532	147	—	—	—
Stock based compensation	—	—	—	—	(88)	(652)
Change in operating assets and liabilities	2,216	(3,768)	17,812	(1,835)	7,835	9,727
Deferred taxes	3,619	(109)	3,951	7,060	1,873	7,552
Amortization of debt discount and deferred issue costs	(2,414)	(2,439)	(2,008)	(981)	(431)	(1,681)
Amortization of premium on 11 3/4% Senior Notes	—	—	1,009	925	309	1,234
(Benefit) provision for income taxes	(3,515)	468	(5,537)	(7,205)	(1,329)	(5,809)

EBITDA	$156,393	$160,525	$155,663	$122,310	$42,237	$168,346

(i)	Loss on extinguishment of debt for the fiscal year ended March 31, 2002 consists of costs incurred in connection with Coinmach Corp.’s refinancing on January 25, 2002.

(4)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate Coinmach Corp.’s performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with accounting principles generally accepted in the United States.

(5)	Operating margin represents operating income as a percentage of revenues.

(6)	Capital expenditures represent amounts expended for property and equipment, for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi-regional route operators.

(7)	Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Going Private Transaction.

(8)	As a result of the Going Private Transaction that was accounted for using the purchase method of accounting, and due to a practice known as “push down” accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), Coinmach Corp. adjusted its consolidated assets and liabilities to their estimated fair values, based on valuations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Going Private Transaction.

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

     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, and AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively, on such date. In performing the annual goodwill assessment, we compare the fair value of the reporting unit to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, we would then need to perform the second step in the impairment test to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. We performed our annual assessment of goodwill as of January 1, 2004 and determined that no impairment exists.

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that approximately 89% of our contracts are long-term with an average term of 8.0 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 80% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. As a result, upon adoption of SFAS 142, we reassessed the useful lives being used to amortize contract rights and determined that the contract rights have an estimated useful life of approximately 30 to 35 years.

     We have twenty-eight geographic regions to which contract rights have been allocated, as the regions represent the lowest level of identifiable cash flows in grouping contract rights. Each region consists of approximately 1,000 to 7,000 contracts for the various locations/properties that comprise that region. We do not analyze impairment of contract rights on a contract-by-contract basis. We have contracts at every location/property and we analyze revenue and certain direct costs on a contract-by-contract basis. However, we do not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows.

     We assess the recoverability of location contract rights and long-lived assets on a region-by-region basis. We evaluate the financial performance/cash flows for each region. This evaluation includes analytically comparing the financial results/cash flows and certain statistical performance measures for each region to prior period/year actuals and budgeted amounts. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases and the region’s general economic conditions. In addition, each year we lose a certain amount of our existing machine base, which essentially equates to loss of contract rights. Such loss has historically averaged approximately 3% annually. The accelerated amortization of contract rights is designed to capture and expense this shrinking machine base. An increase in the historical loss rate would also be a strong indicator of possible impairment of location contract rights and long-lived assets. If based on our initial evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, we reevaluate the carrying value of contract rights and long-lived assets based on future undiscounted cash flows attributed to that region and record an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, we believe that there have not been any indicators of impairment of location contract rights or long-lived assets.

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

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate Coinmach Corp.’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach Corp. has historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (3) of the table contained under Item 6 “Selected Financial Data—Selected Consolidated Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

     EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with accounting principles generally accepted in the United States.

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003

     The following table sets forth our revenues for the years indicated:

	Year Ended March 31,
	2004	2003	Change
	(dollars in millions)
Route	$469.6	$471.5	$(1.9)
Distribution	28.9	35.0	(6.1)
Rental	32.6	28.7	3.9

	$531.1	$535.2	$(4.1)

     Revenue decreased by approximately $4.1 million or less than 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year.

     Route revenue for the 2004 Fiscal Year decreased by approximately $1.9 million or less than 1% as compared to 2003 Fiscal Year. We believe that the decrease was primarily the result of increased vacancies, which management believes became apparent during the quarter ended September 30, 2002, related to locations in certain regions, principally in the Southeast and Texas, as well as, to a lesser extent, the full year impact for the transfer of approximately 9,000 rental machines to AWA in the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue due to the timing of price increases and internal growth in machine count during the prior and current year. Management believes that to the extent vacancy rates in these regions increase in the future, route revenue in such regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

     Distribution revenue for the 2004 Fiscal Year decreased by approximately $6.1 million or 17% from the 2003 Fiscal Year. Sales from the distribution business unit are sensitive to general market economic conditions and as a result have experienced downward pressure. In addition, distribution revenue decreased due to the closing of the distribution operations in California. Distribution revenue from our California operations was approximately $3.0 million and $6.6 million for the 2004 Fiscal Year and the 2003 Fiscal Year, respectively.

     Rental revenue for the 2004 Fiscal Year increased by approximately $3.9 million or 14% over the prior year’s corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years, as well as, to a lesser extent, the full year impact for the transfer of approximately 9,000 rental machines from the route business to AWA during the 2003 Fiscal Year.

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

     Amounts to be received from the escrow fund and the contingent fund are recorded as income upon the determination by us that we are likely to receive such amounts and such amounts can be reasonably estimated. Despite our best determinations, however, there can be no assurance that we will receive such amounts. In October 2003, we received approximately $0.7 million related to our share of the escrow fund and approximately $0.3 million related to our share of the contingent fund. Based on the receipt of this first installment and certain other positive indicators, we have determined that the uncertainty surrounding the collectability of our portion of the escrow fund due in October 2004 of approximately $0.7 million no longer existed. Accordingly, we recorded income of approximately $1.7 million for the 2004 Fiscal year. We remain uncertain as to whether we will receive our portion of the contingent fund due in October 2004 of approximately $0.3 million.

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

     Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million, as discussed above. Offsetting this gain was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of the Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of several actions taken by us to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances, none of which were material individually, which we chose not to pursue..

     Depreciation and amortization expense increased by approximately $5.4 million or 8% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $0.6 million or 3% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was due primarily to the reduction in the amount of advance location payments made in the prior years.

     Amortization of intangibles decreased by approximately $0.3 million or 2% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was primarily the result of the reduction of intangibles relative to prior year acquisitions.

     Operating income margins were approximately 9.0% for the 2004 Fiscal Year, as compared to approximately 10.5% for the 2003 Fiscal Year. The decrease in operating income margin was primarily due to the decreased revenue, net of cost of sales, in the distribution business, as well as due to the increase in depreciation and amortization expense, as discussed above.

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

     The benefit for income taxes for the 2004 Fiscal Year was approximately $3.5 million as compared to a provision for income taxes of approximately $0.5 million for the 2003 Fiscal Year. The change for the fiscal year period is due to the pretax loss of approximately $9.6 million for the 2004 Fiscal Year as compared to a pretax loss of approximately $1.8 million for the 2003 Fiscal Year. The effective tax rate for the 2004 Fiscal Year was 37% as compared to 26% for the prior year’s corresponding period.

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

     The following table sets forth an analysis of EBITDA for each of the route, distribution and rental divisions for the years indicated:

	Year Ended March 31,
	2004	2003	Change
	(dollars in millions)
Route	$154.4	$158.9	$(4.5)
Distribution	(1.2)	(1.7)	0.5
Rental	12.2	11.4	0.8
Other items, net	(0.2)	0.5	(0.7)
Corporate expenses	(8.8)	(8.6)	(0.2)

EBITDA	$156.4	$160.5	$(4.1)

     EBITDA was approximately $156.4 million for the 2004 Fiscal Year, as compared to approximately $160.5 million for the 2003 Fiscal Year. EBITDA margins declined to approximately 29.4% for the 2004 Fiscal Year, as compared to approximately 30.0% for the 2003 Fiscal Year. This decrease was primarily the result of decreased revenues in the route business, increased insurance costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as previously discussed. See footnote 3 of the table contained under Item 6 “Selected Financial Data—Selected Consolidated Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

Fiscal Year Ended March 31, 2003 Compared to the Fiscal Year Ended March 31, 2002

     The following table sets forth our revenues for the years indicated:

	Year Ended March 31,
	2003	2002	Change
	(dollars in millions)
Route	$471.5	$478.1	$(6.6)
Distribution	35.0	38.4	(3.4)
Rental	28.7	22.4	6.3

	$535.2	$538.9	$(3.7)

     Revenue decreased by approximately $3.7 million or less than 1% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

     Route revenue for the 2003 Fiscal Year decreased by approximately $6.6 million, or 1%, as compared to the 2002 fiscal year. We believe that the decline in route revenue for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year, was primarily the result of increased vacancies related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA during the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. We believe that to the extent vacancy rates in certain of our operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

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

     Amortization of advance location payments decreased by approximately $2.2 million or 9% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in prior years.

     Amortization of intangibles decreased by approximately $29.2 million or 65% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. This decrease was primarily due to the elimination of amortization expense on goodwill of approximately $15.5 million and the reduction of amortization expense on contract rights of approximately $12.3 million as a result of the application of Statements of Financial Accounting Standards (SFAS No. 142), "Goodwill and Other Intangible Assets” and a change in the estimated useful lives of contract rights.

     Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million. In October 2002, Laundry Corp. contributed its ownership interest valued at approximately $2.7 million in RDI to us. Subsequently, we sold our interest in RDI pursuant to an agreement and plan of merger between RDI and unrelated third parties, for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale resulting in a gain of approximately $3.3 million. Offsetting this gain was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of our Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry, which was the result of several actions taken by us to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of various responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances, none of which are material individually, which we chose not to pursue. For more information regarding the AWA Transactions, please see "—Operating and Investing Activities—The AWA Transactions.”

     Operating income margins were approximately 10.5% for the 2003 Fiscal Year, as compared to approximately 6.7% for the 2002 Fiscal Year. The increase in operating income margin for the 2003 Fiscal Year was primarily due to the decrease in amortization expenses.

     Interest expense decreased by approximately $14.9 million or 20% for the 2003 Fiscal Year, as compared to the 2002 Fiscal Year. On January 25, 2002, we issued $450 million of its 9% Senior Notes and entered into the Senior Credit Facility. The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Credit Facility, a decrease in variable interest rates payable under such facility, as well as a decrease in the fixed rate on interest rate swap agreements, resulting from a market decline in interest rates. In addition, in the 2002 Fiscal Year, interest expense included approximately $4.2 million relating to cost of terminating the interest rate swap agreements that were entered into in connection with the new senior secured credit facility, which was partially offset by a reduction in interest expense relating to the amortization of the premium on our 11 3/4% Senior Notes. This decrease was partially offset by an increase in interest expense as the result of increased indebtedness outstanding under the 9% Senior Notes of $450 million as compared to approximately $296.7 million principal amount of our 11 3/4% notes. Our 11 3/4% Senior Notes were redeemed in their entirety on February 25, 2002.

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

     The following table sets forth an analysis of EBITDA for each of the route, distribution and rental divisions for the years indicated:

	Year Ended March 31,
	2003	2002	Change
	(dollars in millions)
Route	$158.9	$166.0	$(7.1)
Distribution	(1.7)	1.1	(2.8)
Rental	11.4	8.7	2.7
Other items, net	0.5	—	0.5
Loss on extinguishment of debt	—	(11.4)	11.4
Corporate expenses	(8.6)	(8.7)	0.1

EBITDA	$160.5	$155.7	$4.8

     EBITDA was approximately $160.5 million for the 2003 Fiscal Year, as compared to approximately $155.7 million for the 2002 Fiscal Year. EBITDA margins increased to approximately 30.0% for the 2003 Fiscal Year, as compared to approximately 28.9% for the 2002 Fiscal Year. The increase in EBITDA was primarily the result of the loss on extinguishment of debt in the 2002 Fiscal Year offset by decreased revenues in the route and distribution businesses, as discussed above, as well as increased insurance costs related to both medical and general business insurance coverage. See footnote 3 of the table contained under Item 6 "Selected Financial Data — Selected Consolidated Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

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

Financing Activities

     9% Senior Notes

     On January 25, 2002, we issued $450 million of 9% Senior Notes and entered into a senior credit facility. We used the net proceeds from its sale of the 9% Senior Notes, together with borrowings under our Senior Credit Facility, to (i) redeem all of our outstanding 11 3/4% Senior Notes (including accrued interest and the resulting call premium), (ii) repay outstanding indebtedness under our prior senior credit facility, and (iii) pay related fees and expenses. Our 11 3/4% Senior Notes were redeemed in their entirety on February 25, 2002. As of March 31, 2002, we recognized a loss on the early extinguishment of debt of approximately $11.4 million as a result of the redemption of our 11 3/4% Senior Notes and the refinancing of our prior senior credit facility in accordance with Statement of Financial Accounting Standards No. 145. We also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with our prior senior credit facility. The cost of terminating the interest rate swap agreements was approximately $4.2 million and was recorded as interest expense in the 2002 Fiscal Year.

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

Senior Secured Credit Facility

     The Senior Secured Credit Facility is comprised of an aggregate of $355 million of secured financing consisting of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility includes up to $10.0 million of letter of credit financings and short term borrowings under a swing line facility of up to $7.5 million. Our indebtedness under such credit facility is secured by a first priority security interest in substantially all of our real and personal property and is guaranteed on a senior secured basis by each of our domestic subsidiaries. Under the Senior Secured Credit Facility, we and Laundry Corp. pledged to Deutsche Bank Trust Company Americas, as collateral agent, their interests in all of the issued and outstanding shares of capital stock of their respective domestic subsidiaries. As of March 31, 2004, there was approximately $260.3 million aggregate outstanding indebtedness under the Senior Secured Credit Facility.

     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to fixed-rate loans, thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1,

2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized an accumulated other comprehensive loss in the stockholders’ deficit section included in the condensed consolidated balance sheet at March 31, 2004 of approximately $2.0 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

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

     The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the years indicated:

	Year Ended March 31,
	2004	2003	Change
	(dollars in millions)
Route	$78.1	$77.2	$0.9
Distribution	0.6	0.1	0.5
Rental	8.0	9.4	(1.4)

	$86.7	$86.7	$—

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

The AWA Transactions

     On November 29, 2002, we transferred all of the assets of our Appliance Warehouse division to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was $34.7 million. In exchange for the transfer of such assets, AWA issued to us (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of AWA preferred stock, with a liquidation value of $14.6 million, and (iii) 10,000 shares of AWA common stock. In March 2003, through a series of restructuring transactions, which we refer to herein as the “AWA Transactions,” all of the AWA common stock and all of the outstanding capital stock of Laundry Corp. was contributed to Holdings in exchange for equity interests (in the form of common and preferred membership units) in Holdings. As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA non-voting common stock, (ii) we became the sole holder of all of the outstanding AWA preferred stock, (iii) Laundry Corp. became a wholly owned subsidiary of Holdings, (iv) the former stockholders of Laundry Corp. became unitholders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing the Coinmach Corp. 9% notes and the Senior Secured Credit Facility. See Item 11 “Executive Compensation—Employment Agreements—Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle” and Item 13 “Certain Relationships and Related Transactions".

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

Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, dividend payments, capital expenditures and working capital needs. Term B Loans under the Senior Secured Credit Facility are not scheduled to begin to mature until July 25, 2009 and the 9% Senior Notes are not scheduled to mature until February 1, 2010. However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry may be limited.

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

     California, Connecticut and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are considering similar laws. While such laws are not scheduled to go in effect until 2007 and 2008, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.

     We continuously monitor our debt position and dividend policy and coordinate our capital expenditure program with expected cash flows and projected interest and dividend payments. However, our actual cash requirements may exceed our current expectations. In the event cash flow is lower than anticipated, we expect to either (i) reduce capital expenditures, (ii) supplement cash flow from operations with borrowings under the Senior Secured Credit Facility, or (iii) evaluate other cost-effective funding alternatives. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might also be required to reduce or eliminate dividends or obtain additional sources of funds through capital market transactions, reducing or delaying capital expenditures, refinancing or restructuring our indebtedness, asset sales or financing from third parties, or a combination thereof. Additional sources of funds may not be available or allowed under the terms of our outstanding indebtedness or that of our subsidiaries or, if available, may not have commercially reasonable terms.

     Our inability to comply with covenants or other conditions contained in the indenture governing the 9% Senior Notes or the Senior Secured Credit Facility could result in an acceleration of payment of all amounts owed thereunder.

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

     We do not use derivative financial instruments for trading purposes and are not exposed to foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our audited consolidated financial statements and the notes thereto are contained in pages F-1 through F-30 hereto.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

	Annual					Long-Term
	Compensation					Compensation
						Common Stock	All Other
	Fiscal	Salary	Bonus	Other Annual		Underlying Options	Compensation (16)
Name and Principal Position	Year	($)	($)	Compensation ($)		(#)	($)
Stephen R. Kerrigan	2004	446,250	348,125	171,610	(1)	—	2,243
Chief Executive Officer	2003	440,120	497,500	131,952	(2)	—	2,946
	2002	425,000	285,000	118,755	(3)	—	2,334
Mitchell Blatt	2004	352,753	113,000	65,893	(4)	—	2,243
President, Chief	2003	350,753	140,000	57,639	(5)	—	3,016
Operating Officer	2002	300,753	90,000	45,583	(6)	—	2,334
Robert M. Doyle	2004	257,500	89,375	36,856	(7)	—	2,258
Chief Financial Officer	2003	255,337	162,500	32,723	(8)	—	2,324
	2002	248,076	80,000	24,419	(9)	—	2,944

	Annual					Long-Term
	Compensation					Compensation
						Common Stock	All Other
	Fiscal	Salary	Bonus	Other Annual		Underlying Options	Compensation (16)
Name and Principal Position	Year	($)	($)	Compensation ($)		(#)	($)
Ramon Norniella	2004	150,000	70,000	9,472	(10)	—	2,243
Senior Vice President;	2003	150,000	50,000	9,227	(11)	—	2,827
President and Secretary of AWA	2002	136,154	32,500	6,481	(12)	—	2,103
Michael E. Stanky	2004	202,800	29,300	28,368	(13)	—	2,243
Senior Vice President	2003	200,550	89,800	29,125	(14)	—	2,833
	2002	195,000	44,500	21,364	(15)	—	2,335

(1)	Includes $115,907 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $6,057 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $28,916 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $3,688 in automobile allowances; $15,268 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan.

(2)	Includes $77,429 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $30,187 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,084 in automobile allowances; $16,728 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan.

(3)	Includes $81,968 in forgiven indebtedness; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach Corp. to Mr. Kerrigan; $14,451 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,175 in automobile allowances; $14,918 in club membership fees; and $1,493 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Kerrigan.

(4)	Includes $28,749 in forgiven indebtedness; $17,678 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,938 in automobile allowances; $14,040 in club membership fees; and $2,488 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(5)	Includes $23,301 in forgiven indebtedness; $15,304 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $3,188 in automobile allowances; $13,398 in club membership fees; and $2,448 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(6)	Includes $23,301 in forgiven indebtedness; $4,258 in automobile allowances; $16,346 in club membership fees; and $1,678 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Blatt.

(7)	Includes $17,164 in forgiven indebtedness; $13,146 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $5,096 in automobile allowances; and $1,450 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(8)	Includes $14,859 in forgiven indebtedness; $13,876 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,563 in automobile allowances; and $1,425 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(9)	Includes $14,859 in forgiven indebtedness; $6,643 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of Laundry Corp. relating to the Going Private Transaction; $2,083 in automobile allowances; and $834 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Doyle.

(10)	Includes $3,960 in forgiven indebtedness; $4,990 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; and $522 in automobile allowances on behalf of Mr. Norniella.

(11)	Includes $3,960 in forgiven indebtedness; $5,267 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction on behalf of Mr. Norniella.

(12)	Includes $3,960 in forgiven indebtedness; $2,521 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction on behalf of Mr. Norniella.

(13)	Includes $13,027 in forgiven indebtedness; $13,323 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $305 in automobile allowances; and $1,713 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(14)	Includes $13,029 in forgiven indebtedness; $14,063 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $363 in automobile allowances; and $1,670 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(15)	Includes $13,029 in forgiven indebtedness; $6,732 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of Laundry Corp. relating to the Going Private Transaction; $438 in automobile allowances; and $1,165 in life insurance premiums paid by Coinmach Corp. on behalf of Mr. Stanky.

(16)	Represents matching contributions made by Coinmach Corp. to the 401(k) Plan (as defined herein).

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

     Employment Agreement of Ramon Norniella. Coinmach Corp. is party to an employment agreement with Mr. Norniella, dated as of December 17, 2000. This agreement has a term of one year and is automatically renewable each year for successive one-year terms. Such agreement provided for an annual base salary of $120,000, commencing January 1, 2001, which amount is to be reviewed each December by the Coinmach Corp. board of directors (which we refer to as the “Coinmach Corp. board”). During the fiscal year ended March 31, 2003, the Coinmach Corp. board approved an annual base salary for Mr. Norniella of $150,000. The Coinmach Corp. board may, in its discretion, grant Mr. Norniella a performance-based annual bonus. The agreement is terminable at the will of Mr. Norniella or at the discretion of the Coinmach Corp. board. Under the terms of such employment agreement, Mr. Norniella is entitled to receive severance pay upon termination of employment by Coinmach Corp. without Cause (as defined in such agreement) in an amount equal to his annual base salary then in effect. For a period of two years after termination of his employment, Mr. Norniella is subject to both non-competition and non-solicitation provisions.

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

	Number of Units				Percent of each Unit Class
Name and Address(1)			Class C			Class C
of Beneficial Owner	Common Units		Preferred Units		Common Units	Preferred Units
Stephen R. Kerrigan	8,320,914	(2)	3,403	(2)	4.98%	2.52%
Mitchell Blatt	7,376,400		3,833		4.42%	2.83%
Robert M. Doyle	3,165,898		763		1.90%	*
Michael E. Stanky	2,058,122		368		1.23%	*
Ramon Norniella	250,000		63		*	*
James N. Chapman	756,436		110		*	*
Bruce V. Rauner	116,133,474	(3)	104,520	(3)	69.51%	77.25%

	Number of Units				Percent of each Unit Class
Name and Address(1)			Class C			Class C
of Beneficial Owner	Common Units		Preferred Units		Common Units	Preferred Units
David A. Donnini	116,133,474	(4)	104,520	(4)	69.51%	77.25%
All Officers and Directors as a group (9 persons)	138,061,244	(5)	113,060	(6)	82.64%	83.57%

*	Percentage of units beneficially owned does not exceed 1% of Common Units outstanding.

(1)	All addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

(2)	All Common Units and Class C Preferred Units are beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(3)	All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member. Mr. Rauner is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Rauner disclaims beneficial ownership of such units.

(4)	All Common Units and Class C Preferred Units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Donnini is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Donnini disclaims beneficial ownership of such units.

(5)	In calculating the Common Units beneficially owned by executive officers and directors as a group, 116,133,474 units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(6)	In calculating the Class C Preferred Units beneficially owned by the executive officers and directors as a group, 104,520 Class C Preferred Units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

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

Certain Loans to Members of Management

Generally

     As of June 29, 2004, Messrs. Kerrigan (directly and indirectly through MCS,), Blatt, Doyle, Stanky and Norniella each owed Coinmach Corp., Laundry Corp. and/or Holdings $698,508 (which includes $45,394 owed in connection with the purchase of common stock of Laundry Corp.), $521,268, $177,365, $179,755 and $67,320, respectively, plus interest accrued and unpaid interest thereon. Since the beginning of the 2004 fiscal year, the largest aggregate amount owed to Coinmach Corp. and/or Laundry Corp. by Messrs. Kerrigan (directly and indirectly through MCS), Blatt, Doyle, Stanky and Norniella at any one time during such period was $750,849, $550,018, $194,529, $192,782 and $71,280, respectively, plus accrued and unpaid interest thereon.

Equity Purchase Loans

     The indebtedness of each of MCS and Mr. Blatt was evidenced, in part, by (i) two promissory notes, each dated July 26, 1995 in an original principal amount of $52,370, and (ii) two promissory notes, each dated May 10, 1996 in an original principal amount of $21,795, issued to Laundry Corp. (formerly SAS Acquisitions Inc.) in connection with the purchase of certain of its equity securities. The indebtedness of Mr. Doyle was evidenced, in part, by (i) one promissory note dated July 26, 1995 in an original principal amount of $26,185, and (ii) one promissory note dated May 10, 1996 in an original principal amount of $9,226, issued to Laundry Corp. in connection with the purchase of certain of its equity securities. The indebtedness of Mr. Stanky was evidenced, in part, by one promissory note dated July 26, 1995 in an original principal amount of $19,639 issued to Laundry Corp. in connection with the purchase of certain of its equity securities. The obligations under these notes accrued interest at a rate of 8% per annum and were secured by a pledge of all of the Laundry Corp. common stock then held by MCS, Mr. Blatt, Mr. Doyle and Mr. Stanky. The principal amounts outstanding under these notes were payable in eight equal annual installments, commencing on the first anniversary of the date of issuance of each such note. During the fiscal year ended March 31, 2004, Laundry Corp. forgave the remaining payments due under these notes.

     On December 17, 2000, each of MCS and Messrs. Doyle, Stanky and Norniella, and on September 6, 2001, Mr. Blatt, entered into promissory notes (which we collectively refer to as the “management promissory notes”) in favor of Laundry Corp. in connection with the purchase of shares of common stock of Laundry Corp. under Coinmach Corp.’s equity participation purchase program in original principal amounts of $408,547, $208,664, $211,476, $79,200 and $280,607, respectively. On March 6, 2003, in connection with the AWA Transactions and the corresponding exchange of all equity interests of Laundry Corp. for equity interests in Holdings, each of MCS and Messrs. Blatt, Doyle, Stanky and Norniella entered into amended and restated promissory notes (which we refer to as the “amended management promissory notes”) with Laundry Corp. on identical terms as the management promissory notes in substitution and exchange for the management promissory notes. See “—Management Contribution Agreements”. The obligations under the amended management promissory notes are payable in installments over a period of ten years, accrue interest at a rate of 7% per annum, may be prepaid in whole or in part at any time and are secured by a pledge of certain membership units of Holdings held by each borrower thereunder. During the fiscal year ended March 31, 2004, Laundry Corp. forgave the repayment of approximately $49,343, $31,708, $23,579, $23,897 and $8,950 of principal and interest owed by each of MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Norniella, respectively, under such loans.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on November 17, 2004.

COINMACH CORPORATION
By:	/s/ Stephen R. Kerrigan
Stephen R. Kerrigan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: November 17, 2004	By:	/s/ Stephen R. Kerrigan
Stephen R. Kerrigan
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2004	By:	/s/ Robert M. Doyle
Robert M. Doyle
Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 17, 2004	By:	/s/ Bruce V. Rauner
Bruce V. Rauner
Director

Date: November 17, 2004	By:	/s/ David A. Donnini
David A. Donnini
Director

Date: November 17, 2004	By:	/s/ James N. Chapman
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2004 and March 31, 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ ERNST & YOUNG LLP

New York, New York
May 27, 2004

COINMACH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$31,620	$27,428
Receivables, less allowance of $2,892 and $1,553	6,207	10,453
Inventories	11,508	14,125
Assets held for sale	2,560	—
Prepaid expenses	5,097	7,373
Other current assets	1,974	1,566

Total current assets	58,966	60,945
Advance location payments	73,253	70,911
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	479,781	421,681
Land, building and improvements	30,053	24,314
Trucks and other vehicles	27,590	23,165

	537,424	469,160
Less accumulated depreciation and amortization	(253,736)	(182,474)

Net property and equipment	283,688	286,686
Contract rights, net of accumulated amortization of $87,139 and $73,027	323,152	335,327
Goodwill	204,780	203,860
Other assets	15,670	18,432

Total assets	$959,509	$976,161

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$20,407	$26,485
Accrued expenses	8,928	10,358
Accrued rental payments	31,855	29,481
Accrued interest	7,549	8,094
Interest rate swap liability	3,597	3,345
Current portion of long-term debt	9,149	3,530

Total current liabilities	81,485	81,293
Deferred income taxes	75,749	79,621
Long-term debt, less current portion	708,482	714,582
Due to Parent	50,036	50,863

Total liabilities	915,752	926,359
Stockholder’s equity:
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	121,065	121,065
Accumulated other comprehensive loss, net of tax	(2,006)	(2,007)
Accumulated deficit	(75,302)	(69,256)

Total stockholder’s equity	43,757	49,802

Total liabilities and stockholder’s equity	$959,509	$976,161

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended March 31,
	2004	2003	2002
Revenues	$531,088	$535,179	$538,895
Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	365,709	366,539	363,126
General and administrative	8,756	8,569	8,704
Depreciation and amortization	72,529	67,161	61,212
Amortization of advance location payments	20,576	21,214	23,437
Amortization of intangibles	15,472	15,803	44,880
Other items, net	230	(454)	—

	483,272	478,832	501,359

Operating income	47,816	56,347	37,536
Loss on extinguishment of debt	—	—	11,402
Interest expense	57,377	58,167	65,889
Interest expense — escrow and interest rate swap termination costs (Note 3a)	—	—	7,147

Total interest expense	57,377	58,167	73,036

Loss before income taxes	(9,561)	(1,820)	(46,902)

Provision (benefit) for income taxes:
Current	104	359	(1,586)
Deferred	(3,619)	109	(3,951)

	(3,515)	468	(5,537)

Net loss	$(6,046)	$(2,288)	$(41,365)

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands, except share data)

				Accumulated
	Common Stock		Capital in	Other		Total
			Excess of	Comprehensive	Accumulated	Stockholder’s
	Shares	Amount	Par Value	Loss	Deficit	Equity
Balance, March 31, 2001	100	$—	$117,391	$—	$(25,603)	$91,788
Net loss	—	—	—	—	(41,365)	(41,365)

Balance, March 31, 2002	100	—	117,391	—	(66,968)	50,423
Net loss	—	—	—	—	(2,288)	(2,288)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	(2,007)	—	(2,007)

Total comprehensive loss	—	—	—	—	—	(4,295)
Capital contribution	—	—	1,000	—	—	1,000
Contribution of RDI investment	—	—	2,674	—	—	2,674

Balance, March 31, 2003	100	—	121,065	(2,007)	(69,256)	49,802
Net loss	—	—	—	—	(6,046)	(6,046)
Gain on derivative instruments	—	—	—	1	—	1

Total comprehensive loss	—	—	—	—	—	(6,045)

Balance, March 31, 2004	100	$—	$121,065	$(2,006)	$(75,302)	$43,757

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Year Ended March 31,
	2004	2003	2002
Operating activities
Net loss	$(6,046)	$(2,288)	$(41,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	11,402
Depreciation and amortization	72,529	67,161	61,212
Amortization of advance location payments	20,576	21,214	23,437
Amortization of intangibles	15,472	15,803	44,880
Gain on sale of investment and equipment	(1,232)	(3,532)	(147)
Deferred income taxes	(3,619)	109	(3,951)
Amortization of debt discount and deferred issue costs	2,414	2,439	2,008
Amortization of premium on 11 3/4% Senior Notes	—	—	(1,009)
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,383)	126	(1,713)
Receivables, net	4,246	1,430	(1,813)
Inventories and prepaid expenses	2,246	(1,292)	842
Accounts payable and accrued expenses, net	(6,780)	2,950	(6,729)
Accrued interest	(545)	554	(8,399)

Net cash provided by operating activities	97,878	104,674	78,655

Investing activities
Additions to property and equipment	(65,460)	(66,238)	(63,995)
Advance location payments to location owners	(21,272)	(20,447)	(15,469)
Additions to net assets related to acquisitions of businesses	(3,615)	(1,976)	(3,723)
Proceeds from sale of investment	1,022	6,585	—
Proceeds from sale of property and equipment	876	746	932

Net cash used in investing activities	(88,449)	(81,330)	(82,255)

Financing activities
Proceeds from credit facility	$8,700	$18,000	$319,489
Repayments of credit facility	(9,613)	(36,750)	(434,820)
Principal payments on capitalized lease obligations	(3,995)	(3,981)	(3,745)
Repayments of bank and other borrowings	498	(16)	(143)
Net repayments to Parent	(827)	(989)	(1,356)
Proceeds from issuance of 9% Senior Notes	—	—	450,000
Repayment of 11 3/4% Senior Notes	—	—	(296,655)
Premium on 11 3/4% Senior Notes	—	—	(8,714)
Debt issuance costs	—	—	(18,495)

Net cash (used in) provided by financing activities	(5,237)	(23,736)	5,561

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(in thousands of dollars)

	Year Ended March 31,
	2004	2003	2002
Net increase (decrease) in cash and cash equivalents	4,192	(392)	1,961
Cash and cash equivalents, beginning of year	27,428	27,820	25,859

Cash and cash equivalents, end of year	$31,620	$27,428	$27,820

Supplemental disclosure of cash flow information
Interest paid	$55,614	$55,300	$80,800

Income taxes paid	$60	$325	$694

Noncash investing and financing activities
Acquisition of fixed assets through capital leases	$3,929	$3,554	$5,334

Contribution of RDI Investment	$—	$2,674	$—

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

Appliance Warehouse Transfer

     On November 29, 2002 (the “Transfer Date”), the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred was approximately $34.7 million as of the Transfer Date. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidated AWA as a result of its ownership of the preferred stock which represents 100% of the voting interest. The Company treats the non-voting common stock of AWA held by Holdings as a minority interest. The Company has not recorded minority interest because AWA’s preferred stock dividend requirements exceed its net income and Holdings is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

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

Balance Sheet Reclassification

     The Company has historically presented an unclassified balance sheet. In accordance with Rule 5-02 of Regulation S-X, certain amounts in the consolidated balance sheets as of March 31, 2004 and 2003 have been reclassified to conform to a classified balance sheet presentation.

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

     The Company accounts for goodwill in accordance with the provisions of SFAS No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 required an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The fair value of the reporting units for these tests is based upon a discounted cash flow model. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2004 and 2003 is as follows (in thousands):

	March 31,
	2004	2003
Route	$195,026	$194,106
Rental	6,837	6,837
Distribution	2,917	2,917

	$204,780	$203,860

     The Company performed its annual assessment of goodwill as of January 1, 2004 and determined that no impairment exists.

     Goodwill rollforward for the years ended March 31, 2004 and 2003 consists of the following (in thousands):

	March 31,
	2004	2003
Goodwill — beginning of year	$203,860	$206,569
Acquisitions	920	385
Other	—	(3,094)

Goodwill — end of year	$204,780	$203,860

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment and Disposal of Long-Lived Assets”. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairments of contract rights.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	March 31,
	2004	2003
9% Senior Notes due 2010	$450,000	$450,000
Credit facility indebtedness	260,337	261,250
Obligations under capital leases	6,762	6,828
Other long-term debt with varying terms and maturities	532	34

	717,631	718,112
Less current portion	9,149	3,530

	$708,482	$714,582

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a. Senior Notes

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the “Private 9% Senior Notes”). The Private 9% Senior Notes were exchanged for registered notes (the “Registered 9% Senior Notes”, and together with the Private 9% Senior Notes, the “9% Senior Notes”) otherwise identical in all respects to the Private 9% Senior Notes pursuant to a registration statement filed by the Company with the Securities and Exchange Commission, which registration statement was declared effective on July 15, 2002. The exchange of the Private 9% Senior Notes for the Registered 9% Senior Notes was completed on August 14, 2003. On January 25, 2002, the Company also entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) (see Note 3b). The Company used the net proceeds from the Private 9% Senior Notes, together with borrowings under its Senior Secured Credit Facility to (i) redeem all of its outstanding 11 3/4% Series C Senior Notes due 2005 (the 11 3/4% Senior Notes”) (including accrued interest and the related call premium), (ii) repay outstanding indebtedness under its prior senior credit facility, and (iii) pay related fees and expenses. The 11 3/4% Senior Notes were redeemed on February 25, 2002 with the funds that were set aside in escrow on January 25, 2002.

     For the year ended March 31, 2002, the Company recognized a loss of approximately $11.4 million as a result of the early extinguishment of debt relating to the redemption of the 11 3/4% Senior Notes and the refinancing of its prior senior credit facility. The Company also used a portion of the net proceeds and borrowings to terminate interest rate swap agreements entered into in connection with its prior senior credit facility (see Note 3c). The Consolidated Statement of Operations for the year ended March 31, 2002 contains Interest Expense — escrow and interest rate swap termination costs, which includes (i) the termination cost of the interest rate swap agreement of approximately $4.2 million and (ii) interest paid on the 11 3/4% Senior Notes for the period from January 25, 2002 through February 25, 2002 of approximately $2.9 million.

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

     The aggregate maturities of debt during the next five years and thereafter as of March 31, 2004 are as follows (in thousands):

Principal
Years Ending March 31,	Amount
2005	$9,149
2006	9,288
2007	9,283
2008	16,761
2009	12,397
Thereafter	660,753

Total debt	$717,631

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes

     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2004	2003
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$111,103	$113,436
Other	1,246	1,452

	112,349	114,888

Deferred tax assets:
Interest rate swap	1,591	1,338
Net operating loss carryforwards	32,294	31,848
Covenant not to compete	1,202	1,081
Other	1,513	1,000

	36,600	35,267

Net deferred tax liability	$75,749	$79,621

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year Ended March 31,
	2004	2003	2002
Expected tax benefit	$(3,346)	$(616)	$(16,372)
State (benefit) tax provision, net of federal taxes	(473)	249	(141)
Permanent book/tax differences:
Goodwill	—	—	5,075
NOL expiration	—	—	5,874
Other	304	835	27

Tax (benefit) provision	$(3,515)	$468	$(5,537)

     The formation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

6. Related Party Transactions

     The Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan as of March 31, 2004 and March 31, 2003 is approximately $260,000 and $323,000, respectively.

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

7. Guarantor Subsidiaries

     The Company’s domestic subsidiaries (“Guarantor Subsidiaries”) have guaranteed the Company’s 9% Senior Notes and Senior Secured Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the combined operations of Non-

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantor Subsidiaries represent less than 1% of total consolidated revenue and total consolidated assets. Therefore, the Company has not included a separate column for the Non-Guarantor Subsidiaries because they are minor. The condensed consolidating balance sheets as of March 31, 2004 and 2003, the condensed consolidating statements of operations for the years ended March 31, 2004 and March 31, 2003, and the condensed consolidating statement of cash flows for the years ended March 31, 2004 and March 31, 2003 include AWA as a Guarantor Subsidiary, however, any prior corresponding period does not include AWA as a Guarantor Subsidiary. Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2004
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$43,578	$15,388	$—	$58,966
Advance location payments	73,253	—	—	73,253
Property, equipment and leasehold improvements, net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	34,826	(34,826)	—	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	37,428	64	(21,822)	15,670

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Current portion of long-term debt	9,004	145	—	9,149

Total current liabilities	73,033	8,452	—	81,485
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt, less current portion	708,329	21,975	(21,822)	708,482
Due to parent	50,036	—	—	50,036
Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity	$949,204	$21,444	$(11,139)	$959,509

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2003
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, prepaid expenses and other current assets	$41,384	$19,561	$—	$60,945
Advance location payments	70,782	129	—	70,911
Property, equipment and leasehold improvements, net	255,814	30,872	—	286,686
Intangible assets, net	529,433	9,754	—	539,187
Intercompany loans and advances	36,729	(36,729)	—	—
Investment in subsidiaries	(26,485)	—	26,485	—
Investment in preferred stock	15,135	—	(15,135)	—
Other assets	38,467	88	(20,123)	18,432

Total assets	$961,259	$23,675	$(8,773)	$976,161

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$66,606	$11,157	$—	$77,763
Current portion of long-term debt	3,334	196	—	3,530

Total current liabilities	69,940	11,353	—	81,293
Deferred income taxes	76,751	2,870	—	79,621
Long-term debt, less current portion	714,368	20,337	(20,123)	714,582
Due to parent	50,863	—	—	50,863
Preferred stock and dividends payable	—	15,135	(15,135)	—
Total stockholder’s equity	49,337	(26,020)	26,485	49,802

Total liabilities and stockholder’s equity	$961,259	$23,675	$(8,773)	$976,161

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended March 31, 2004
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$469,640	$61,448	$—	$531,088
Costs and expenses	421,845	61,427	—	483,272

Operating income	47,795	21	—	47,816
Interest expense	55,639	1,738	—	57,377

Loss before taxes	(7,844)	(1,717)	—	(9,561)
Income tax benefit	(2,773)	(742)	—	(3,515)

	(5,071)	(975)	—	(6,046)
Equity in loss of subsidiaries	975	—	(975)	—

	(6,046)	(975)	975	(6,046)
Dividend income	(1,642)	—	1,642	—

Net loss	$(4,404)	$(975)	$(667)	$(6,046)

	Year Ended March 31, 2003
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$471,443	$63,736	$—	$535,179
Costs and expenses	414,107	64,725	—	478,832

Operating income (loss)	57,336	(989)	—	56,347
Interest expense	57,595	572	—	58,167

Loss before taxes	(259)	(1,561)	—	(1,820)
Income tax obligations (benefit)	1,112	(644)	—	468

	(1,371)	(917)	—	(2,288)
Equity in loss of subsidiaries	917	—	(917)	—

	(2,288)	(917)	917	(2,288)
Dividend income	(535)	—	535	—

Net loss	$(1,753)	$(917)	$382	$(2,288)

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2002
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Revenues	$500,476	$38,419	$—	$538,895
Costs and expenses	463,077	38,282	—	501,359

Operating income	37,399	137	—	37,536
Loss on extinguishments of debt	11,402	—	—	11,402
Interest expense	73,018	18	—	73,036

Gain (loss) before taxes	(47,021)	119	—	(46,902)
Income tax (benefit) obligations	(5,585)	48	—	(5,537)

	(41,436)	71	—	(41,365)
Equity in gain of subsidiaries	(71)	—	71	—

Net (loss) income	$(41,365)	$71	$(71)	$(41,365)

Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2004
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(4,404)	$(975)	$(667)	$(6,046)
Noncash adjustments	96,581	9,559	—	106,140
Change in operating assets and liabilities	(3,171)	955	—	(2,216)

Net cash provided by operating activities	89,006	9,539	(667)	97,878

Investing activities
Investment in and advances to Subsidiaries	(667)	—	667	—
Capital expenditures	(77,957)	(8,775)	—	(86,732)
Acquisition of assets	(3,615)	—	—	(3,615)
Sale of investment	1,022	—	—	1,022
Sale of property and equipment	—	876	—	876

Net cash used in investing activities	(81,217)	(7,899)	667	(88,449)

Financing activities
Proceeds from debt	8,700	—	—	8,700
Repayment of debt	(9,613)	—	—	(9,613)
Other financing items	(2,309)	(2,015)	—	(4,324)

Net cash used in financing activities	(3,222)	(2,015)	—	(5,237)

Net increase (decrease) in cash and cash equivalents	4,567	(375)	—	4,192
Cash and cash equivalents, beginning of year	26,054	1,374	—	27,428

Cash and cash equivalents, end of year	$30,621	$999	$—	$31,620

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2003
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(1,753)	$(917)	$382	$(2,288)
Noncash adjustments	95,952	7,242	—	103,194
Change in operating assets and liabilities	3,678	90	—	3,768

Net cash provided by operating activities	97,877	6,415	382	104,674

Investing activities
Investment in and advances to Subsidiaries	382	—	(382)	—
Capital expenditures	(77,163)	(9,522)	—	(86,685)
Acquisition of assets	(1,776)	(200)	—	(1,976)
Sale of investment	6,585	—	—	6,585
Sale of property and equipment	—	746	—	746

Net cash used in investing activities	(71,972)	(8,976)	(382)	(81,330)

Financing activities
Proceeds from debt	18,000	—	—	18,000
Repayment of debt	(36,750)	—	—	(36,750)
Other financing items	(8,900)	3,914	—	(4,986)

Net cash (used in) provided by financing activities	(27,650)	3,914	—	(23,736)

Net (decrease) increase in cash and cash equivalents	(1,745)	1,353	—	(392)
Cash and cash equivalents, beginning of year	27,799	21	—	27,820

Cash and cash equivalents, end of year	$26,054	$1,374	$—	$27,428

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2002
	Coinmach and
	Non-Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Operating activities
Net (loss) gain	$(41,365)	$71	$(71)	$(41,365)
Noncash adjustments	136,975	857	—	137,832
Change in operating assets and liabilities	(13,618)	(4,194)	—	(17,812)

Net cash provided by (used in) operating activities	81,992	(3,266)	(71)	78,655

Investing activities
Investment in and advances to Subsidiaries	(71)	—	71	—
Capital expenditures	(79,415)	(49)	—	(79,464)
Acquisition of assets	(3,723)	—	—	(3,723)
Sale of property and equipment	932	—	—	932

Net cash used in investing activities	(82,277)	(49)	71	(82,255)

Financing activities
Proceeds from debt	769,489	—	—	769,489
Repayment of debt	(731,475)	—	—	(731,475)
Other financing items	(35,585)	3,132	—	(32,453)

Net cash provided by financing activities	2,429	3,132	—	5,561

Net increase (decrease) in cash and cash equivalents	2,144	(183)	—	1,961
Cash and cash equivalents, beginning of year	25,418	441	—	25,859

Cash and cash equivalents, end of year	$27,562	$258	$—	$27,820

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following summarizes property under capital leases at March 31, 2004 and 2003:

	2004	2003
	(In thousands)
Laundry equipment and fixtures	$962	$752
Trucks and other vehicles	18,849	15,130

	19,811	15,882
Less accumulated amortization	(11,865)	(8,247)

	$7,946	$7,635

     Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2004 are as follows (in thousands):

	Capital	Operating
2005	$3,274	$8,271
2006	2,616	7,379
2007	1,396	5,623
2008	257	3,680
2009	—	2,643
Thereafter	—	4,250

Total minimum lease payments	7,543	$31,846

Less amounts representing interest	781

Present value of net minimum lease payments (including current portion of $2,816	$6,762

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

     The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated
	Amount	Fair Value
9% Senior Notes at March 31, 2004	$450,000	$483,750
9% Senior Notes at March 31, 2003	$450,000	$468,000

     The fair value of the 9% Senior Notes are based on quoted market prices.

10. Segment Information

     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company’s subsidiaries, Super Laundry and ALFC. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

     The table below presents information about the Company’s segments (in thousands):

	Year Ended March 31,
	2004	2003	2002
Revenue:
Route	$469,641	$471,443	$478,106
All other:
Distribution	28,875	34,993	38,419
Rental	32,572	28,743	22,370

Subtotal other	61,447	63,736	60,789

Total revenue	$531,088	$535,179	$538,895

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2004	2003	2002
EBITDA(1):
Route	$154,436	$158,938	$165,999
All other	10,943	9,702	9,770
Reconciling item:
Other items, net	(230)	454	—
Loss on extinguishment of debt	—	—	(11,402)
Corporate expenses	(8,756)	(8,569)	(8,704)

Total EBITDA	156,393	160,525	155,663
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(98,148)	(94,489)	(104,448)
All other	(8,062)	(7,746)	(7,961)
Corporate	(2,367)	(1,943)	(17,120)

Subtotal	(108,577)	(104,178)	(129,529)
Interest expense	(57,377)	(58,167)	(73,036)

Consolidated loss before income taxes	$(9,561)	$(1,820)	$(46,902)

Expenditures for acquisitions and additions of long-lived assets:
Route	$81,685	$78,939	$74,350
All other	8,662	9,722	8,837

Total	$90,347	$88,661	$83,187

Segment assets:
Route	$891,980	$901,672	$914,974
All other	56,269	60,404	56,577
Corporate assets	11,260	14,085	17,770

Total	$959,509	$976,161	$989,321

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-GAAP Financial Measures

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of its three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA of each period presented (in thousands).

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Additions
			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning	Costs and	Accounts—	Deductions	End of
Description	of Period	Expenses	Describe	—Describe	Period
Year ended March 31, 2004:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$1,553,000	$1,830,559	$—	$(491,559)	$2,892,000
Year ended March 31, 2003:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,358	—	(977,358)	1,553,000
Year ended March 31, 2002:
Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	998,000	754,555	—	(410,555)	1,342,000

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Coinmach Corporation (“Coinmach”) (incorporated by reference from exhibit 3.1 to Coinmach’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)
3.2	Amended and Restated Bylaws of Coinmach (incorporated by reference from exhibit number 3.2 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
4.1	Indenture, dated as of January 25, 2002, by and between Coinmach, as Issuer, and U.S. Bank, N.A., as Trustee (incorporated by reference from exhibit number 4.8 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)
4.2	Registration Rights Agreement, dated as of January 25, 2002, by and between Coinmach, the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 4.9 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)
4.3	Form of 9% Senior Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.10 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)
10.1	Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Coinmach Holdings, LLC (“Holdings”), MCS Capital Inc. (“MCS”) and Stephen R. Kerrigan (incorporated by reference from exhibit number 10.8 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.2	Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.9 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.3	Senior Management Agreement, dated March 6, 2003, by and among Coinmach, Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.10 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.4	Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)
10.5	Senior Management Employment Agreement, dated as of December 17, 2000, by and between Coinmach and Ramon Norniella. (incorporated by reference from exhibit number 10.8 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2004, file number 033-49830)
10.6	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach’s Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)

1

Exhibit
Number	Description
10.7	Credit Agreement, dated January 25, 2002, among Coinmach, Coinmach Laundry, the Subsidiary Guarantors party thereto, the Lending Institutions listed therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Bank Alex. Brown, Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.24 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.8	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Laundry to DB Trust (incorporated by reference from exhibit 10.25 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.9	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.26 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.10	Security Agreement, dated January 25, 2002, among Coinmach, each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.27 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.11	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach in favor of DB Trust (incorporated by reference from exhibit number 10.28 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.12	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach in favor of DB Trust (incorporated by reference from exhibit number 10.29 to Coinmach’s Registration Statement on Form S-4, file number 333-86998)
10.13	?[Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Laundry Corp., GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach’s Form 10-K for the fiscal year ended March 28, 1997, file number 0-7694)]
10.14	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach, as Issuer, the Guarantors (as defined therein), and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 10.59 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)
10.15	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC (“GTCR-CLC”), MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.31 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.16	Securityholders Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, Jefferies & Company, Inc., MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.32 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.17	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.33 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

2

Exhibit
Number	Description
10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.34 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.19	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.35 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.20	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.36 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.21	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.37 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.22	Amended and Restated Promissory Note, by and between MCS, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.38 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.23	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.39 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.24	Amended and Restated Promissory Note, by and between Robert M. Doyle as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.40 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.25	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.41 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.26	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach, dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.43 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)
10.27	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach (incorporated by reference from exhibit 10.35 to Coinmach’s 10-K for the fiscal year ended March 28, 1997, file number 0-7694
21.1	Subsidiaries of Coinmach Corporation (incorporated by reference from exhibit 21.1 of Coinmach’s 10-K for the fiscal year ended March 31, 2004, file number 033-49830)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Executive Officer

*Filed herewith.

3