Form 10-Q
period 2004-12-31
COINMACH CORP
filed 2005-02-14
CIK 91693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .

As of the close of business on February 11, 2005, Coinmach Corporation had outstanding 100 shares of common stock, par value $0.01 per share (the “Common Stock”), all of which shares were held by Coinmach Laundry Corporation.

COINMACH CORPORATION AND SUBSIDIARIES

COINMACH CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31, 2004	March 31, 2004[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$55,227	$31,620
Receivables, net	7,118	6,207
Inventories	12,081	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	5,244	5,097
Interest rate swap asset	40	—
Other current assets	1,959	1,974

Total current assets	84,144	58,966
Advance location payments	72,219	73,253
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $310,127 and $253,736	270,935	283,688
Contract rights, net of accumulated amortization of $97,500 and $87,139	313,107	323,152
Goodwill	204,780	204,780
Other assets	9,296	15,670

Total assets	$954,481	$959,509

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$32,390	$29,335
Accrued rental payments	30,087	31,855
Accrued interest	14,037	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	5,920	9,149

Total current liabilities	82,434	81,485
Deferred income taxes	68,558	75,749
Long-term debt, less current portion	567,061	708,482
Loan payable to Parent	81,670	—
Due to Parent	51,884	50,036

Total liabilities	851,607	915,752
Stockholder’s equity:
Common stock and capital in excess of par value	286,629	121,065
Accumulated other comprehensive income (loss), net of tax	24	(2,006)
Accumulated deficit	(183,779)	(75,302)

Total stockholder’s equity	102,874	43,757

Total liabilities and stockholder’s equity	$954,481	$959,509

See accompanying notes.

[1]	The March 31, 2004 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
REVENUES	$135,627	$135,740	$402,076	$398,208

COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	92,270	93,612	274,902	274,182
General and administrative	2,265	2,169	6,742	6,246
Depreciation and amortization	19,029	18,207	57,087	54,245

Amortization of advance location payments	4,928	4,952	14,780	15,312
Amortization of intangibles	3,580	3,800	10,840	11,313
Other items, net	—	96	500	96

	122,072	122,836	364,851	361,394

OPERATING INCOME	13,555	12,904	37,225	36,814

INTEREST EXPENSE	14,137	14,424	42,762	43,132
INTEREST EXPENSE- escrow interest	941	—	941	—
TRANSACTION COSTS	17,135	—	17,135	—

LOSS BEFORE INCOME TAXES	(18,658)	(1,520)	(23,613)	(6,318)

BENEFIT FOR INCOME TAXES:

Current	178	75	231	225

Deferred	(6,819)	(658)	(8,803)	(2,082)

	(6,641)	(583)	(8,572)	(1,857)

NET LOSS	$(12,017)	$(937)	$(15,041)	$(4,461)

Accumulated deficit, beginning of year	$(75,302)

Net loss	(15,041)

Dividends paid to Parent	(93,436)

Accumulated deficit, end of period	$(183,779)

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	December 31,	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(15,041)	$(4,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,087	54,245
Amortization of advance location payments	14,780	15,312
Amortization of intangibles	10,840	11,313
Premium on redemption of 9% Senior Notes	11,295	—
Write-off of deferred issue costs	3,475	—
Gain on sale of investment and equipment	(472)	(1,836)
Deferred income taxes	(8,803)	(2,082)
Amortization of deferred issue costs	1,742	1,810
Change in operating assets and liabilities, net of businesses acquired:
Other assets	468	(893)
Receivables, net	(911)	3,888
Inventories and prepaid expenses	(600)	2,228
Accounts payable and accrued expenses, net	1,288	(7,539)
Accrued interest	6,488	9,639

Net cash provided by operating activities	81,636	81,624

INVESTING ACTIVITIES:
Additions to property and equipment	(41,019)	(50,505)
Advance location payments to location owners	(13,250)	(16,029)
Acquisition of net assets related to acquisitions of businesses	(613)	(3,423)
Proceeds from sale of investment	277	1,022
Proceeds from sale of property and equipment	653	334

Net cash used in investing activities	(53,952)	(68,601)

FINANCING ACTIVITIES:
Proceeds from credit facility	—	8,200
Repayments under credit facility	(19,830)	(8,200)
Redemption of 9% Senior Notes	(125,500)	—
Payment of premium on 9% Senior Notes	(11,295)	—
Capital contribution from Parent	165,565	—
Dividends paid to Parent	(93,436)	—
Net advances from (repayments to) Parent	1,839	(395)
Proceeds from intercompany loan	81,670	—
Borrowings from bank and other borrowings	159	548
Principal payments on capitalized lease obligations	(3,249)	(3,093)

Net cash used in financing activities	(4,077)	(2,940)

Net increase in cash and cash equivalents	23,607	10,083

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,620	27,428

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,227	$37,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$35,608	$31,722

Income taxes paid	$199	$274

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$3,770	$3,842

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated financial statements of Coinmach Corporation, a Delaware corporation (“Coinmach” or the “Company”), include the accounts of all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation (“CLC” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”).

     On November 24, 2004, CSC completed an initial public offering of Income Deposit Securities (IDSs) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. Immediately following the offering and certain related corporate reorganization transactions, CSC became controlled by Coinmach Holdings, LLC, (“Holdings”) the former direct parent of the Company. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.” Unless otherwise specified herein, references to the “Company”, “we”, “our” shall mean Coinmach Corporation and its subsidiaries.

     CSC used a portion of the proceeds of its initial public offering of IDSs and concurrent senior secured note offering to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and an indirect capital contribution (the “Capital Contribution”) through CLC aggregating approximately $165.6 million.

     The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, and collecting revenues generated from laundry machines. The Company also operates 162 retail laundromats located throughout Texas and Arizona. Through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation jointly-owned by the Company and CSC, the Company rents laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment. In addition, Super Laundry, through its wholly-owned subsidiary American Laundry Franchising Corp. (“ALFC”), builds and develops laundromat facilities for sale as franchise locations.

     At December 31, 2004, the Company owned and operated approximately 875,000 laundry machines in approximately 80,000 locations throughout North America.

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

2. Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	December 31,	March 31,
	2004	2004
Laundry equipment	$8,728	$7,973
Machine repair parts	3,353	3,535

	$12,081	$11,508

3. Goodwill and Contract Rights

     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 required an initial impairment assessment upon adoption on April 1, 2002, as well as an annual assessment thereafter. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3. Goodwill and Contract Rights (continued)

the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at December 31, 2004 is as follows (in thousands):

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

     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2005 (remainder of year)	$13.5
2006	13.5
2007	13.2
2008	12.9
2009	12.6

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

3. Goodwill and Contract Rights (continued)

     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 (“SFAS 144”) “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company has twenty-eight geographic regions to which contract rights have been allocated. Although the Company has contracts at every location/property, and we analyze revenue and certain direct costs on a contract-by-contract basis, the Company does not allocate common region costs and servicing costs to each contract. Accordingly, such regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights.

4. Long-Term Debt

     Long-term debt consists of the following (in thousands):

	December 31,	March 31,
	2004	2004
9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
Obligations under capital leases	7,283	6,762
Other long-term debt with varying terms and maturities	691	532

	572,981	717,631
Less current portion	5,920	9,149

	$567,061	$708,482

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

     Coinmach used the proceeds from the Intercompany Loan and the Capital Contribution to (i) redeem $125.5 million principal amount of 9% Senior Notes (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium) and (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004. Transaction costs on the Consolidated Statements of Operations for the three and nine months ended December 31, 2004 represent (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, and (3) expenses aggregating approximately $2.4 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions.

     At December 31, 2004, the Company had outstanding debt consisting of (i) approximately $324.5 million of 9% Senior Notes and (ii) approximately $240.5 million of term loans with interest rates ranging from 5.31% to 5.44%. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. The Intercompany Loan bears interest at a rate of 10.95% per annum and matures on December 1, 2024. As of December 31, 2004, the Company had no amounts outstanding under the revolving credit portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding at December 31, 2004 were approximately $6.4 million.

     In addition to certain customary terms and provisions, including events of default and customary representations, covenants and agreements, the Senior Secured Credit Facility contains certain restrictive covenants including, but not limited to, a maximum leverage ratio, a minimum consolidated earnings before interest, taxes, depreciation and amortization coverage ratio and limitations on indebtedness, capital expenditures, advances, investments and loans, mergers and acquisitions, dividends, stock issuances and transactions with affiliates. Also, the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility limit the Company’s ability to pay dividends. At December 31, 2004, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes and the Senior Secured Credit Facility.

     On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

4. Long-Term Debt (continued)

of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income in the stockholder’s equity section included in the condensed consolidated balance sheet at December 31, 2004, relating to the interest rate swaps that qualify as cash flow hedges.

5. Loans Payable to Parent

     Pursuant to the IDS Transactions, CSC made the Intercompany Loan of approximately $81.7 million and the Capital Contribution to Coinmach of approximately $165.6 million from a portion of the proceeds of the initial public offering of the IDSs and concurrent senior secured note offering. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% senior secured notes due 2024 issued by CSC (the “11% senior secured notes”).

     If an event of default occurs and is continuing under the Intercompany Loan, CSC will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if Coinmach shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% senior secured notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries

     The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the 9% Senior Notes and indebtedness under the Senior Secured Credit Facility referred to in Note 4. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 3% of the Company’s total revenue, total assets, stockholders’ equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheet as of December 31, 2004 and March 31, 2004, the condensed consolidating statements of operations for the three months and nine months ended December 31, 2004 and 2003, and the condensed consolidating statements of cash flows for the nine months ended December 31, 2004 and 2003 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	December 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$67,506	$16,638	$—	$84,144
Advance location payments	72,219	—	—	72,219

Property, equipment and leasehold improvements, net	242,838	28,097	—	270,935
Intangible assets, net	508,133	9,754	—	517,887
Intercompany loans and advances	51,372	(28,189)	(23,183)	—
Investment in subsidiaries	(26,608)	—	26,608	—
Investment in preferred stock	18,004	—	(18,004)	—
Other assets	9,203	93	—	9,296

Total assets	$942,667	$26,393	$(14,579)	$954,481

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$65,721	$10,793	$—	$76,514
Current portion of long-term debt	5,754	166	—	5,920

Total current liabilities	71,475	10,959	—	82,434
Deferred income taxes	65,685	2,873	—	68,558
Long-term debt, less current portion	566,673	23,571	(23,183)	567,061
Loan payable to Parent	81,670	—	—	81,670
Due to Parent	51,884	—	—	51,884

Preferred stock and dividends payable	—	18,004	(18,004)	—
Total stockholder’s equity	105,280	(29,014)	26,608	102,874

Total liabilities and stockholder’s equity	$942,667	$26,393	$(14,579)	$954,481

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets (continued)

	March 31, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$43,578	$15,388	$—	$58,966
Advance location payments	73,253	—	—	73,253

Property, equipment and leasehold improvements, net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	56,648	(34,826)	(21,822)	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	15,606	64	—	15,670

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Current portion of long-term debt	9,004	145	—	9,149

Total current liabilities	73,033	8,452	—	81,485
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt, less current portion	708,329	21,975	(21,822)	708,482
Due to Parent	50,036	—	—	50,036

Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity	$949,204	$21,444	$(11,139)	$959,509

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations

	Three months ended December 31, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$119,489	$16,138	$—	$135,627
Costs and expenses	107,105	14,967	—	122,072

Operating income	12,384	1,171	—	13,555

Transaction costs	17,135	—	—	17,135

Interest expense	13,661	476	—	14,137

Interest expense — escrow interest	941	—	—	941

	(19,353)	695	—	(18,658)
Income taxes	(6,945)	304	—	(6,641)

	(12,408)	391	—	(12,017)
Equity in income of subsidiaries	(391)	—	391	—

	(12,017)	391	(391)	(12,017)
Dividend income	(411)	—	411	—

Net (loss) income	$(11,606)	$391	$(802)	$(12,017)

	Three months ended December 31, 2003
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$119,173	$16,567	$—	$135,740
Costs and expenses	105,016	17,820	—	122,836

Operating income	14,157	(1,253)	—	12,904

Interest expense	13,981	443	—	14,424

	176	(1,696)	—	(1,520)
Income taxes	118	(701)	—	(583)

	58	(995)	—	(937)
Equity in income of subsidiaries	995	—	(995)	—

	(937)	(995)	995	(937)
Dividend income	(364)	—	364	—

Net loss	$(573)	$(995)	$631	$(937)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Operations (continued)

	Nine months ended December 31, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$353,727	$48,349	$—	$402,076
Costs and expenses	319,397	45,454	—	364,851

Operating income	34,330	2,895	—	37,225

Transaction costs	17,135	—	—	17,135

Interest expense	41,369	1,393	—	42,762
Interest expense — escrow interest	941	—	—	941

	(25,115)	1,502	—	(23,613)
Income taxes	(9,223)	651	—	(8,572)

	(15,892)	851	—	(15,041)
Equity in income of subsidiaries	(851)	—	851	—

	(15,041)	851	(851)	(15,041)
Dividend income	(1,227)	—	1,227	—

Net (loss) income	$(13,814)	$851	$(2,078)	$(15,041)

	Nine months ended December 31, 2003
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$351,529	$46,679	$—	$398,208
Costs and expenses	314,274	47,120	—	361,394

Operating income	37,255	(441)	—	36,814

Interest expense	41,834	1,298	—	43,132

	(4,579)	(1,739)	—	(6,318)
Income taxes	(1,138)	(719)	—	(1,857)

	(3,441)	(1,020)	—	(4,461)
Equity in loss of subsidiaries	1,020	—	(1,020)	—

	(4,461)	(1,020)	1,020	(4,461)
Dividend Income	(1,236)	—	1,236	—

Net loss	$(3,225)	$(1,020)	$(216)	$(4,461)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows

	Nine months ended December 31, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(13,814)	$851	$(2,078)	$(15,041)
Noncash adjustments	82,295	7,649	—	89,944
Change in operating assets and liabilities	5,411	1,322	—	6,733

Net cash provided by operating activities	73,892	9,822	(2,078)	81,636

Investing Activities
Investment in and advances to subsidiaries	(2,078)	—	2,078	—
Capital expenditures	(50,340)	(3,929)	—	(54,269)
Acquisition of assets	(613)	—	—	(613)
Sale of investment	277	—	—	277
Sale of property and equipment	—	653	—	653

Net cash used in investing activities	(52,754)	(3,276)	2,078	(53,952)

Financing Activities
Repayment of debt	(145,330)	—	—	(145,330)
Other financing items	65,964	(6,381)	—	59,583
Loan from Parent	81,670	—	—	81,670

Net cash used in financing activities	2,304	(6,381)	—	(4,077)

Net increase in cash and cash equivalents	23,442	165	—	23,607
Cash and cash equivalents, beginning of period	30,621	999	—	31,620

Cash and cash equivalents, end of period	$54,063	$1,164	$—	$55,227

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

6. Guarantor Subsidiaries (continued)

Condensed Consolidating Statements of Cash Flows (continued)

	Nine months ended December 31, 2003
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(3,225)	$(1,020)	$(216)	$(4,461)
Noncash adjustments	72,910	6,597	—	79,507
Change in operating assets and liabilities	5,629	949	—	6,578

Net cash provided by operating activities	75,314	6,526	(216)	81,624

Investing Activities
Investment in and advances to subsidiaries	(216)	—	216	—
Acquisition of assets	(59,263)	(7,271)	—	(66,534)
Sale of investment	(3,423)	—	—	(3,423)
Capital expenditures	1,022	—	—	1,022
Sale of property and equipment	—	334	—	334

Net cash used in investing activities	(61,880)	(6,937)	216	(68,601)

Financing Activities
Other financing items	(6,396)	3,456	—	(2,940)

Net cash (used in) provided by financing activities	(6,396)	3,456	—	(2,940)

Net increase in cash and cash equivalents	7,038	3,045	—	10,083
Cash and cash equivalents, beginning of period	26,054	1,374	—	27,428

Cash and cash equivalents, end of period	$33,092	$4,419	$—	$37,511

7. Segment Information

     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental, distribution and franchise businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7. Segment Information (continued)

subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, selling service contracts and building and developing laundromat facilities for sale as franchise locations through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

     The table below presents information about the Company’s segments (in thousands):

	Three Months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenue:
Route	$119,489	$119,173	$353,727	$351,529
All other:
Rental	8,617	8,434	25,497	24,025
Distribution	7,521	8,133	22,852	22,654

Subtotal	16,138	16,567	48,349	46,679

Total revenue	$135,627	$135,740	$402,076	$398,208

EBITDA(1):
Route	$39,459	$39,249	$116,188	$115,900
All other:
Rental	3,742	2,961	10,388	9,213
Distribution	156	(82)	598	(1,087)

Subtotal	3,898	2,879	10,986	8,126

Other items, net	—	(96)	(500)	(96)
Transaction costs (2)	(17,135)	—	(17,135)	—
Corporate expenses	(2,265)	(2,169)	(6,742)	(6,246)

Total EBITDA	23,957	39,863	102,797	117,684
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,608)	(24,221)	(73,986)	(73,046)
All other	(2,216)	(2,108)	(6,487)	(6,078)
Corporate	(713)	(630)	(2,234)	(1,746)

Total depreciation	(27,537)	(26,959)	(82,707)	(80,870)

Interest expense	(14,137)	(14,424)	(42,762)	(43,132)
Interest expense – escrow	(941)	—	(941)	—

Consolidated loss before income taxes	$(18,658)	$(1,520)	$(23,613)	$(6,318)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	Amounts have not been added back to EBITDA relating to (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed and (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

7. Segment Information (continued)

Non-GAAP Financial Measures

EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Three Months ended December 31		Nine months ended December 31
	2004	2003	2004	2003
Net loss	$(12.0)	$(0.9)	$(15.0)	$(4.5)
Benefit for income taxes	(6.6)	(0.6)	(8.6)	(1.8)
Interest expense	14.1	14.4	42.8	43.1
Interest expense-escrow interest	0.9	—	0.9	—
Depreciation and amortization	27.5	27.0	82.7	80.9

EBITDA *	$23.9	$39.9	$102.8	$117.7

*No amounts have been added back to EBITDA related to the transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed and (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

8. Income Taxes

     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2004	March 31, 2004
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$109,445	$111,103
Interest rate swap	16	—
Other	1,505	1,246

	110,966	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	39,370	32,294
Covenant not to compete	1,159	1,202
Other	1,879	1,513

	42,408	36,600

Net deferred tax liability	$68,558	$75,749

     The net operating loss carryforwards of approximately $96 million expire between fiscal years 2005 through 2024. The majority of the Company’s net operating loss carryforwards begin to expire after four years. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

     The benefit for income taxes consists of (in thousands):

	Three Months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Federal	$(5,317)	$(513)	$(6,863)	$(1,623)
State	(1,324)	(70)	(1,709)	(234)

	$(6,641)	$(583)	$(8,572)	$(1,857)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

8. Income Taxes (continued)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Expected tax benefit	$(5,807)	$(572)	$(7,541)	$(2,211)
NOL Valuation Allowance	—	—	—	433
State tax benefit, net of federal taxes	(861)	(46)	(1,111)	(152)
Permanent book/tax differences	27	35	80	73

Tax benefit	$(6,641)	$(583)	$(8,572)	$(1,857)

9. Subsequent Event

     On February 8, 2005, the Board of Directors of Coinmach approved a cash dividend of approximately $3.3 million on its common stock, which cash dividend will be paid by Coinmach on or prior to March 1, 2005 to CSC to be used by CSC to satisfy in part distribution payments under its income deposit securities. On February 8, 2005, the Board of Directors of CSC declared dividends on its Class A and Class B common stock payable on March 1, 2005 of $0.08704 and $0.04226 per share, respectively, to holders of record as of the close of business on February 25, 2005.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “Special Note Regarding Forward Looking Statements” below.

     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur losses.

Overview

     We are principally engaged in the business of supplying laundry equipment services to multi-family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long-term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease. The Company also provides collection services for other route based companies, including payphone operators. At December 31, 2004, we owned and operated through our route business approximately 673,000 washers and dryers in approximately 70,000 locations throughout North America, including 162 retail laundromats located in Texas and Arizona.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.

     We also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach Holdings, LLC (“Holdings”), a Delaware limited liability company. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. At December 31, 2004, approximately 202,000 washers and dryers were installed with our rental customers through AWA.

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

     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at December 31, 2004 was approximately $3.8 million.

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

     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at December 31, 2004 and March 31, 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, we compare the fair value of the reporting unit to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, we would then need to perform the second step in the impairment test to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. We performed our annual assessment of goodwill as of January 1, 2004 and determined that no impairment existed.

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 80% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. As a result, upon adoption of SFAS 142, we reassessed the useful lives being used to amortize contract rights and determined that the contract rights have an estimated useful life of approximately 30 to 35 years.

     We have twenty-eight geographic regions to which contract rights have been allocated, which regions represent the lowest level of identifiable cash flows in grouping contract rights. Each region consists of approximately 1,000 to 8,000 contracts for the various locations/properties that comprise that region. We do not analyze impairment of contract rights on a contract-by-contract basis. Although we have contracts at every location/property and analyze revenue and certain direct costs on a contract-by-contract basis, we do not allocate common region costs and servicing costs to each contract.

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

Comparison of the three- and nine-month periods ended December 31, 2004 and December 31, 2003.

     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	Change	2004	2003	Change
Route	$119.5	$119.2	$0.3	$353.7	$351.5	$2.2
Rental	8.6	8.1	0.5	25.5	24.0	1.5
Distribution	7.5	8.4	(0.9)	22.9	22.7	0.2

	$135.6	$135.7	$(0.1)	$402.1	$398.2	$3.9

     Revenue decreased by approximately $0.1 million or less than 1% for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. Revenue increased by approximately $3.9 million or 1% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period.

     Route revenue for the three months ended December 31, 2004 increased by approximately $0.3 million or less than 1% over the prior year’s corresponding period. Route revenue for the nine months ended December 31, 2004 increased by approximately $2.2 million or less than 1% over the prior year’s corresponding period. We believe that the increase was due to the net result of an increase in third party service income and price increases, offset by decreased revenue primarily in the Southwest and Midwest operations caused by higher vacancy rates in these regions.

     Rental revenue for the three months ended December 31, 2004 increased by approximately $0.5 million or 6% over the prior year’s corresponding period. Rental revenue for the nine months ended December 31, 2004 increased by approximately $1.5 million or 6% over the prior year’s corresponding period. This increase was primarily the result of internal growth of the machine base in existing areas of operations.

     Distribution revenue for the three months ended December 31, 2004 decreased by approximately $0.9 million or 11% from the prior year’s corresponding period. Distribution revenue for the nine months ended December 31, 2004 increased by approximately $0.2 million or less than 1% from the prior year’s corresponding period. Sales from the distribution business

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unit are sensitive to general market conditions and economic conditions. The decrease in the three-month period was primarily due to decreased revenue resulting from the closing of operations in California. The increase in the nine-month period was primarily due to increased sales from the Northeast and Midwest operations offset by decreased revenue resulting from the closing of operations in California. Distribution revenue from our California operations was approximately $0.4 million and $1.1 million for the three-month periods ended December 31, 2004 and December 31, 2003, respectively. Distribution revenue from our California operations was approximately $1.4 million and $2.9 million for the nine-month periods ended December 31, 2004 and December 31, 2003, respectively.

     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.3 million or 1% for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.7 million or less than 1% for the nine months ended December 31, 2004, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were 68% for the three- and nine-month periods ended December 31, 2004, as compared to 69% for the three- and nine-month periods ended December 31, 2003.

     The decrease in laundry operating expenses for the three-month period was due primarily to (i) a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $0.9 million, (ii) a decrease in insurance costs related to general business insurance coverage of approximately $0.4 million and (iii) a reduction in commission expense of approximately $0.4 million. These decreases in laundry operating expenses were offset by an increase in fuel costs of approximately $0.3 million primarily due to increased fuel prices.

     The increase in laundry operating expenses for the nine-month period was due primarily to (i) increased cost of sales of approximately $1.4 million due to increased sales in the Northeast and Midwest operations in the distribution business, (ii) an increase in salary expense of approximately $1.2 million in the route business associated with collection services and (iii) an increase in fuel costs of approximately $0.8 million primarily due to increased fuel prices. These increases in laundry operating expenses were offset by a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $2.7 million.

     General and administrative expenses increased by approximately $0.1 million for the three-month period ended December 31, 2004, as compared to the prior year’s corresponding period. General and administrative expenses increased by approximately $0.5 million for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period. The increases in general and administrative expenses were primarily due to stock based compensation expense and other incremental administrative fees and expenses. As a percentage of revenues, general and administrative expenses were approximately 1.7% for the three- and

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

nine-month periods ended December 31, 2004, as compared to approximately 1.6% for the three- and nine-month periods ended December 31, 2003.

     Depreciation and amortization expense increased by approximately $0.8 million or 5% for the three-month period ended December 31, 2004 and increased by approximately $2.8 million or 5% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased slightly for the three-month period ended December 31, 2004 and decreased by approximately $0.5 million or 3% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily due to advance location payments incurred in the prior years becoming fully amortized.

     Amortization of intangibles decreased by approximately $0.2 million or 6% for the three-month period ended December 31, 2004 and decreased by approximately $0.5 million or 4% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding periods. The decrease was primarily the result of intangibles related to acquisitions becoming fully amortized.

     Other items for the nine-month period ended December 31, 2004 relates to additional expenses associated with the closing of California operations in the distribution business.

     Operating income margins were approximately 9.8% for the three-month period ended December 31, 2004, as compared to approximately 9.5% for the prior year’s corresponding period. Operating income margins were approximately 9.2% for both the nine-month period ended December 31, 2004, as well as for the prior year’s corresponding period. The slight increase in operating income margin was primarily due to a reduction in operating expenses as a result of the closing of California operations in the distribution business.

     Transaction costs for the three and nine months ended December 31, 2004 represent (1) approximately $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes due 2010 (“9% Senior Notes”) redeemed and term loans repaid aggregating approximately $3.5 million, and (3) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.4 million.

     Interest expense decreased by approximately $0.3 million or 2% for the three-month period ended December 31, 2004 as compared to the prior year’s corresponding period. Interest expense decreased by approximately $0.4 million or less than 1% for the nine-month period ended December 31, 2004, as compared to the prior year’s corresponding period. As part of the IDS Transactions (which are described below), we redeemed $125.5 million of our 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Senior

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Secured Credit Facility. The decrease in interest expense was offset by interest expense under an intercompany loan made by CSC to us as part of the IDS Transactions of approximately $81.7 million, accruing interest at an annual rate of 10.95%.

     The benefit for income taxes for the nine-month period ended December 31, 2004 was approximately $8.6 million as compared to a benefit for income taxes of approximately $1.9 million for the prior year’s corresponding period. The change for the nine-month period is primarily due to a tax benefit of approximately $5.2 million related to the transaction costs, a state tax benefit net of Federal taxes of approximately $1.0 million and a valuation allowance of approximately $0.4 million. The effective tax rate for the nine-month period ended December 31, 2004 was 36% as compared to 29% for the prior year’s corresponding period. The effective tax rate for the nine-month period ended December 31, 2004 reflects changes in the amount of net operating loss carryforwards that we expect to utilize.

     Net loss was approximately $15.0 million for the nine-month period ended December 31, 2004, as compared to net loss of approximately $4.5 million for the prior year’s corresponding period.

     The following table sets forth an analysis of EBITDA (as defined below) for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	Change	2004	2003	Change
Route	$39.5	$39.3	$0.2	$116.2	$115.9	$0.3
Rental	3.7	3.0	0.7	10.4	9.2	1.2
Distribution	0.2	(0.1)	0.3	0.6	(1.1)	1.7
Other items, net	—	(0.1)	0.1	(0.5)	(0.1)	(0.4)
Corporate expenses	(2.3)	(2.2)	(0.1)	(6.7)	(6.2)	(0.5)
Transaction costs	(17.2)	—	(17.2)	(17.2)	—	(17.2)

Total EBITDA *	$23.9	$39.9	$(16.0)	$102.8	$117.7	$(14.9)

     * No amounts have been added back to EBITDA relating to transaction costs consisting of (1) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed in connection with the IDS Transactions and (2) the write-off of deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid in connection with the IDS Transactions aggregating approximately $3.5 million.

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 7 to the Condensed Consolidated Financial Statements for a reconciliation of net loss to EBITDA for the periods indicated in the table immediately above.

     EBITDA was approximately $23.9 million for the three months ended December 31, 2004, as compared to approximately $39.9 million for the three months ended December 31, 2003. EBITDA margin was approximately 17.7% for the three months ended December 31, 2004, as compared to 29.4% for the prior year’s corresponding period. EBITDA was approximately $102.8 million for the nine months ended December 31, 2004, as compared to approximately $117.7 million for the prior year’s corresponding period. EBITDA margin was approximately 25.6% for the three months ended December 31, 2004, as compared to 29.6% for the prior year’s corresponding period. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $17.2 million relating to the IDS Transactions.

Liquidity and Capital Resources

     Our liquidity requirements will primarily consist of (i) interest payments on our 9% Senior Notes, (ii) interest payments on our borrowings under the Senior Secured Credit Facility, (iii) interest payments on the intercompany note held by CSC and (iv) dividend payments on our common stock in order to service payments owed by CSC under the 11% senior secured notes and, if and when declared by the Board of Directors of CSC, dividends on its common stock.

     We have substantial indebtedness and debt service requirements. At December 31, 2004, on a consolidated basis, we had outstanding total debt of approximately $573.0 million, which included (i) approximately $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $240.5 million of borrowings under the Senior Secured Credit Facility and (iii) approximately $81.7 million aggregate principal amount outstanding under the intercompany note. Letters of credit under the Senior Secured Credit Facility outstanding at December 31, 2004 were approximately $6.4 million. The 9% Senior Notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of December 31, 2004, there were no amounts outstanding under the revolver portion of the Senior Secured Credit

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Facility, which is scheduled to expire on January 25, 2008. The intercompany note is scheduled to mature on December 1, 2024.

     Our stockholder’s equity was approximately $102.9 million as of December 31, 2004.

     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. We have met these requirements for the past three fiscal years. Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of December 31, 2004, we had cash and cash equivalents of approximately $55.2 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

     As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest and principal payments on our outstanding indebtedness, and in certain circumstances to pay dividends on our common stock.

     CSC intends to use dividend payments, if any, on our common stock and payments under the intercompany note to service interest payments on its 11% senior secured notes and dividend payments, if any, on its common stock. Under the indenture governing CSC’s 11% senior secured notes, if at any time we are not prohibited from doing so under the terms of our then outstanding debt, we are required to guarantee CSC’s 11% senior secured notes.

     Financing Activities

     We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures. We may use external financings in the future to refinance or fund the retirement of our and our subsidiaries’ existing indebtedness. The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings. Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.

     Senior Secured Credit Facility

     On January 25, 2002, we entered into the Senior Credit Secured Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

guaranteed by each of our domestic subsidiaries. As a condition to the consummation of the IDS Transactions, we entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, with the requisite lenders and agents thereunder to permit the IDS Transactions.

     We used a portion of the proceeds from CSC’s initial public offering to repay approximately $15.5 million of outstanding term loans. As of December 31, 2004, the aggregate principal amount outstanding under the term loans was approximately $240.5 million. The term loans are scheduled to be fully repaid by July 25, 2009. As of December 31, 2004, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding under the Senior Secured Credit Facility at December 31, 2004 were approximately $6.4 million.

     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized accumulated other comprehensive income in the stockholder’s equity section included in the condensed consolidated balance sheet at December 31, 2004 of approximately $0.1 million, net of tax, relating to the interest rate swaps that qualify as cash flow hedges.

     At December 31, 2004, we were in compliance with the covenants under the Senior Secured Credit Facility.

     9% Senior Notes

     On January 25, 2002, we issued $450 million of 9% Senior Notes. The 9% Senior Notes, which mature on February 1, 2010, are our unsecured senior obligations and are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture governing the 9% Senior Notes plus accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes are guaranteed on a senior unsecured basis by our domestic restricted subsidiaries.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     On December 24, 2004, we used a portion of the proceeds from CSC’s initial public offering to redeem 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At December 31, 2004, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

     The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements applicable to us and our restricted subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, and certain investments); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (iv) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.

     At December 31, 2004, we were in compliance with the covenants under the indenture governing the 9% Senior Notes.

     The Intercompany Note

     Pursuant to the IDS Transactions, CSC made an intercompany loan of approximately $81.7 million to us, which loan is evidenced by an intercompany note. Interest under the intercompany note accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The intercompany note is our senior unsecured obligation, ranks equally in right of payment with all our existing and future senior indebtedness and ranks senior in right of payment to all our existing and future subordinated indebtedness. Certain of our domestic restricted subsidiaries guarantee the intercompany note on a senior unsecured basis. The intercompany note contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the intercompany note will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of CSC’s 11% senior secured notes. The intercompany note and the intercompany note guaranty were pledged by CSC to secure the repayment of its 11% senior secured notes outstanding.

     If at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to us and increase the principal amount of the intercompany note and the intercompany note guaranty.

     If Coinmach merged with or into CSC, the intercompany note would be terminated and we, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to CSC’s 11% senior secured notes.

     If an event of default under the intercompany note occurs and is continuing, the intercompany note holder will have the right to declare all obligations under the intercompany note immediately due and payable; provided that if we shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the intercompany note and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing CSC’s 11% senior secured notes that causes a default or an event of default under the intercompany note shall also be a waiver of such default or event of default under the intercompany note without further action or notice.

     Operating and Investing Activities

     We use cash from operating activities to maintain and expand our business. As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs.

     Capital expenditures for the three-month period ended December 31, 2004 were approximately $17.3 million (excluding payments of approximately $1.0 million relating to capital lease obligations). Capital expenditures for the nine-month period ended December 31, 2004 were approximately $54.3 million (excluding approximately $3.2 million relating to capital lease payments and excluding approximately $0.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the nine-month period ended December 31, 2004 included approximately $1.8 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

     The following table sets forth our capital expenditures (excluding payments for capital lease obligations and business acquisitions) for the periods indicated (in millions of dollars):

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three months ended December 31,			Nine months ended December 31,
	2004	2003	Change	2004	2003	Change
Route	$16.1	$15.5	$0.6	$48.6	$57.6	$(9.0)
Rental	0.7	1.6	(0.9)	3.6	6.6	(3.0)
Distribution	0.1	0.1	—	0.3	0.5	(0.2)
Corporate	0.4	0.5	(0.1)	1.8	1.8	—

	$17.3	$17.7	$(0.4)	$54.3	$66.5	$(12.2)

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

     Summary of Contractual Obligations

     The following table sets forth information with regard to disclosures about our contractual obligations and commitments:

		Payments Due in Fiscal Year
	Total	2005	2006	2007	2008	2009	After

Long-Term Debt Obligations	$565.7	$—	$2.7	$2.6	$12.5	$12.5	$535.4
Capital Lease Obligations	7.3	0.8	3.0	2.0	1.2	0.3	—
Intercompany Loan	81.7	—	—	—	—	—	81.7
Operating Lease Obligations	27.9	2.3	7.8	6.1	4.1	3.0	4.6

	$682.6	$3.1	$13.5	$10.7	$17.8	$15.8	$621.7

     Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, capital expenditures, working capital and dividend payments on our common stock in order to service payments owed by CSC on its 11% senior secured notes and, if and when declared by the board of directors of CSC, dividend payments on its common stock. Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility’s term loans become due. However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

     The most significant factors affecting our near-term cash flow requirements are our ability to generate cash from operations, which is dependent on our ability to attract new and retain existing customers, and our ability to satisfy our debt service and capital expenditures requirements. Considering our anticipated level of capital expenditures, our scheduled interest payments, existing contractual obligations, our anticipated dividend payments on our capital stock and subject to the factors described below, we estimate that over the next twelve months cash flow from operations, along with available cash and cash equivalents and borrowings under the Senior Secured Credit Facility, will be sufficient to fund our operating needs, to service our outstanding indebtedness under the 9% Senior Notes, the Senior Secured Credit Facility and the intercompany note, and to pay dividends anticipated to be declared by our board of directors.

     Other factors, including but not limited to any significant acquisition transactions, the pursuit of any significant new business opportunities, potential material increases in the cost of compliance with regulatory mandates (including state laws imposing heightened energy and water efficiency standards on clothes washers), tax treatment of our debt, unforeseen reductions in occupancy levels, changes in our competitive environment, or unexpected costs associated with lease renewals, may affect our ability to fund our liquidity needs in the future.

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

Certain Accounting Treatment

          Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $82.7 million for the nine months ended December 31, 2004 and approximately $27.5 million for the three months ended December 31, 2004 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

          In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

Special Note Regarding Forward Looking Statements

     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are usually accompanied by words such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.

     Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below and in this report. Although we believe that the

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. We caution readers not to place undue reliance on such statements and undertake no obligation to update publicly and forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report.

     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

•	the restrictive debt covenants and other requirements related to our outstanding debt that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions we may make to CSC should it elect to pay cash dividends on its common stock;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	the risk of adverse tax consequences should CSC’s senior secured notes that underlie its income deposit securities not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.

          Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results or expectations and could cause those results and expectations to differ materially from those expressed in the

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

forward-looking statements contained in this report. These additional factors include, among other things, future economic, industry, social, competitive and regulatory conditions, demographic trends, financial market conditions, future business decisions and actions of our competitors, suppliers, customers and stockholders and legislative, judicial and other governmental authorities, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These factors, in some cases, have affected, and in the future, together with other factors, could affect, our ability to implement our business strategy and may cause our future performance and actual results of operations to vary significantly from those contemplated by the statements expressed in this report.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of December 31, 2004, we had approximately $90.5 million outstanding relating to our variable rate debt portfolio.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $90.5 million, the balance as of December 31, 2004.

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

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

3.1	Restated Certificate of Incorporation of the Coinmach Corp. (referred to as Coinmach Corp.) (incorporated by reference from Exhibit 3.1 to the Coinmach Corp.’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

3.2	Bylaws of the Coinmach Corp. (incorporated by reference from Exhibit 3.2 to the Coinmach Corp.’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

4.1	Intercompany Note of Coinmach Corp., issued to CSC

10.1	Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Coinmach Laundry Corporation, the subsidiary guarantors named therein and the lenders named therein

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

COINMACH CORPORATION AND SUBSIDIARIES

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH CORPORATION
Date: February 14, 2005	/s/ Robert M. Doyle
Robert M. Doyle
Senior Vice President and Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Form 10-K for the transition period from September 30, 1995 to March 29, 1996, file number 0-7694)

4.1	Intercompany Note of Coinmach Corporation (referred to as Coinmach Corp.), issued to CSC

10.1	Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary Guarantors named therein and the lenders named therein

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002