Form 10-K
period 2005-03-31
COINMACH CORP
filed 2005-06-09
CIK 91693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     As of June 9, 2005, the registrant had outstanding 100 shares of common stock, par value $.01 per share.

     No market value can be determined for our common stock. See Item 5 of this Form 10-K Report.

COINMACH CORPORATION
FORM 10-K

PART I

ITEM 1. BUSINESS

Description of the Business

General

     We believe we are the leading provider of outsourced laundry equipment services for multi-family housing properties in North America, based on information provided by the Multi-Housing Laundry Association, a national trade association of multi-housing laundry operators and suppliers. Our core business (which we refer to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats. For the fiscal year ended March 31, 2005, our route business represented approximately 88% of our total revenue.

     Our long-term contracts with our customers provide us with stable, recurring revenues and consistent cash flows. We estimate that approximately 90% of our locations are subject to long-term contracts with initial terms of five to ten years, most of which have automatic renewal or right of first refusal provisions. In each year since 1997, we have retained on average approximately 97% of our existing machine base.

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

     We have grown our route business through selective acquisitions in order to expand and geographically diversify our service territories. Since January 1995, we have enhanced our national presence by completing nine significant acquisitions (as well as numerous smaller acquisitions that we refer to as “tuck ins”). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $538.6 million for the fiscal year ended March 31, 2005. We believe this makes us the industry’s leading provider with approximately 19% of the total installed machine base in North America. As a result of this strategy, we have expanded our presence from the northeastern United States to throughout North America.

     We have experienced net losses in each fiscal year since 2000, and as of March 31, 2005, we had an accumulated deficit of approximately $187.4 million and total stockholder’s equity of approximately $99.7 million. As of March 31, 2005, we had approximately $572.3 million aggregate principal amount of long-term debt outstanding to third parties and approximately $81.7 million aggregate principal amount of long-term debt outstanding under an intercompany loan (the “Intercompany Loan”) payable to Coinmach Service Corp., a Delaware corporation (“CSC”) and the indirect owner of all of our outstanding capital stock.

     In addition to our route business, we rent laundry machines and other household appliances to property owners, managers of multi family housing properties, individuals and corporate entities through our subsidiary Appliance Warehouse of America, Inc. (“AWA”). AWA is a Delaware corporation that is jointly owned by us and CSC. We are a wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation (“CLC”), which in turn is a wholly-owned subsidiary of CSC. We also operate a laundry equipment distribution business through Super Laundry Equipment Corp., a Delaware corporation (“Super Laundry”), our direct wholly-owned subsidiary.

     We believe that our route business represents the industry-leading platform from which to continue the consolidation of the fragmented outsourced laundry equipment industry, as well as potentially develop and offer complementary services to other collections based route businesses such as independent payphone operators and parking meters. We intend to grow the route operation, as well as utilize our substantial sales, service, collections and security infrastructure throughout the United States to offer related services to businesses outside our existing laundry business. We also intend to continue to evaluate our investment opportunities in AWA and manage Super Laundry and the retail laundromats to improve operating efficiencies, as well as realize cost efficiencies between these businesses and our route operations. See “Item 15 — Exhibits and Financial Statements Schedules” for financial information on each of these business lines.

     We are a Delaware corporation, incorporated in 1948 and maintain our headquarters in Plainview, New York, a corporate office in Charlotte, North Carolina and regional offices throughout the United States through which we conduct operating activities, including sales, service and collections.

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

     The laundry equipment services industry remains highly fragmented, with many small, private and family-owned route businesses operating throughout all major metropolitan areas in the United States. According to information provided by the Multi-housing Laundry Association, the industry consists of over 250 independent operators. We believe that the highly fragmented nature of the industry, combined with the competitive advantages associated with economies of scale, will lead to further consolidation within the industry.

Business Operations

     Description of Principal Operations

     The primary aspects of our route business operations include: (i) sales and marketing; (ii) location leasing; (iii) service; (iv) information management; (v) remanufacturing and (vi) revenue collection and security.

     Sales and Marketing

     We market our products and services through a sales staff with an average industry experience of over ten years. The principal responsibility of the sales staff is to solicit customers and negotiate lease arrangements with building owners and managers. Sales personnel are paid commissions that comprise generally 50% or more of their annual compensation. Selling commissions are based on a percentage of a location’s annualized earnings before interest and taxes. Sales personnel must be proficient with the application of sophisticated financial analyses, which calculate minimum returns on investments to achieve our targeted goals in securing location contracts and renewals. We believe that our sales staff is among the most competent and effective in the industry.

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

     We estimate that approximately 90% of our locations are under long term leases with initial terms of five to ten years. Of the remaining locations not subject to long-term leases, we believe that we have retained a majority of such customers through long-standing relationships and expect to continue to service such customers. Most of our leases renew automatically or have a right of first refusal provision. Our automatic renewal clause typically provides that, if the building owner fails to take any action prior to the end of the original lease term or any renewal term, the lease will automatically renew on substantially similar terms. As of March 31, 2005, based on number of machines, our leases had an average remaining life to maturity of approximately 53 months (without giving effect to automatic renewals).

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

     In a business that emphasizes prompt and efficient service, we believe that our integrated computer systems provide a significant competitive advantage in terms of responding promptly to customer needs. Computer generated service calls for preventive maintenance are based on previous service history, repeat service call analysis and monitoring of service areas. These systems coordinate our radio-equipped service vehicles and allow us to address customer needs quickly and efficiently.

     Information Management

     Our integrated computer systems serve three major functions: (i) tracking the service cycle of equipment; (ii) monitoring revenues and costs by location, customer and salesperson; and (iii) providing information on competitors’ and our lease renewal schedules.

     Our computer systems provide speed and accuracy throughout the entire service cycle by integrating the functions of service call entry, dispatching service personnel, parts and equipment purchasing, installation, distribution and collection. In addition to coordinating all aspects of the service cycle, our integrated computer systems track contract performance, which indicate potential machine problems or pilferage and provide data to forecast future equipment servicing requirements. Given the rapid changes in technology, we are constantly working with vendors to upgrade our integrated computer systems to enhance the productivity of our workforce. To that end, we initiated a comprehensive program in September 2003 through which we will improve communications among our regions and maximize cost savings, including programs related to business intelligence, field service management and sales force automation.

     Data on machine performance is used by our sales staff to forecast revenue by location. We are able to obtain daily, monthly, quarterly and annual reports on location performance, coin collection, service and sales activity by salesperson.

     Our integrated computer systems also provide our sales staff with an extensive database essential to our marketing strategy to obtain new business through competitive bidding or owner operator conversion opportunities.

     We also believe that our integrated computer systems enhance our ability to successfully integrate acquired businesses into our existing operations. Regional or certain multi-regional acquisitions have typically been substantially integrated within 90 to 120 days, while a local acquisition can be integrated almost immediately.

     Remanufacturing

     We rebuild and reinstall a portion of our machines at approximately one third the cost of acquiring new machines, providing cost savings. Remanufactured machines are restored to virtually new condition with the same estimated average life and service requirements as new machines. Machines that can no longer be remanufactured are added to our inventory of spare parts.

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

Description of Complementary Operations

     Rental Operations

     AWA is involved in the business of leasing laundry equipment and other household appliances and electronic items to corporate relocation entities, property owners, managers of multi-family housing properties and individuals. With access to approximately six million individual housing units, we believe this business line represents an opportunity for growth in a new market segment which is complementary to our route business. We have organically grown AWA’s operations, resulting in revenue growth from approximately $11.1 million for the fiscal year ended March 31, 1999 to approximately $34.4 million for the fiscal year ended March 31, 2005. We intend to continue our investment efforts in AWA in order to facilitate its ongoing growth. For the fiscal year ended March 31, 2005, revenue generated by AWA represented approximately 6% of our total revenue.

     Distribution Operations

     Super Laundry is a laundromat equipment distribution company which was incorporated in 1995. Super Laundry’s business consists of constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive and non-exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts. Super Laundry’s customers generally enter into sales contracts pursuant to which Super Laundry constructs and equips a complete laundromat operation, including location identification, construction, plumbing, electrical wiring and all required permits. For the fiscal year ended March 31, 2005, revenue generated by Super Laundry represented approximately 6% of our total revenue.

Customers

     No one customer accounts for more than 2% of our total revenues, with our ten largest customers representing less than 10% of our total revenues in the aggregate.

Competition

     The laundry equipment services industry is highly competitive, capital intensive and requires reliable and quality service. Despite the overall fragmentation of the industry, we believe there are currently three multi regional route operators, including us, with significant operations throughout the United States. Our two major multi regional competitors are Web Service Company, Inc. and Mac-Gray Corp. Our two largest competitors each represent less than 10% of the total installed machine base in North America, and the remainder is highly fragmented.

     We believe our most significant competitive strength is our ability to maximize commissions and/or make advance location payments to location owners while maintaining the highest level of service. We are significantly larger than the next largest competitor, and we are the only provider with a national presence. As such, we can spread our overhead costs over a larger machine base, allowing us a competitive advantage by offering more attractive pricing terms to our customers. In addition, our national presence enables us to offer large national customers broader coverage in order to service a wider range of their properties.

Employees and Labor Relations

     As of March 31, 2005, we employed 2,082 employees (including 294 laundromat attendants in our retail laundromats in Texas and Arizona). In the Northeast region, 119 hourly workers are represented by Local 966, affiliated with the International Brotherhood of Teamsters. We believe that we maintain a good relationship with our union and non-union employees, and we have never experienced a work stoppage since our inception.

General Development of Business

     Our original predecessor entity was founded over 50 years ago as a private, family-run business with operations in New York. Since then, the business has grown organically under its founders and subsequent owners.

     Since January 1995, we have enhanced our national presence by completing nine significant acquisitions (as well as numerous “tuck-in” acquisitions). As a result of the growth in our washer and dryer machine base, our revenue has increased from approximately $178.8 million for the twelve months ended March 29, 1996 to approximately $538.6 million for the fiscal year ended March 31, 2005. As a result of this strategy, we have expanded our presence from the northeastern United States to throughout North America.

     On May 12, 2000, CLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CLC Acquisition Corporation (“CLC Acquisition”), a Delaware corporation, controlled by GTCR Fund IV. Pursuant to the Merger Agreement, CLC Acquisition acquired all of CLC’s outstanding common stock and non-voting common stock for $14.25 per share in a two-step going-private transaction consisting of a tender offer followed by a merger transaction of CLC Acquisition with and into CLC. Effective July 13, 2000, CLC Acquisition was merged with and into CLC pursuant to the terms of the Merger Agreement. CLC’s Class A common stock was subsequently delisted from The NASDAQ Stock Market, and CLC no longer was subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We refer to the foregoing transactions collectively as the “Going Private Transaction.”

     Appliance Warehouse Transfer

     On November 29, 2002, we transferred all of the assets of our Appliance Warehouse division to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to us (i) an unsecured promissory note payable on demand in the amount of approximately $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of

AWA preferred stock, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of approximately $14.6 million, and (iii) 10,000 shares of AWA common stock, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA.

     In March 2003, through a series of related restructuring transactions, which we refer to herein as the “AWA Transactions,” all of the AWA Common Stock and all of the outstanding capital stock of CLC was contributed to Coinmach Holdings, LLC, a Delaware limited liability company (“Holdings”) in exchange for equity interests (in the form of common and preferred membership units) in Holdings. As a result of the AWA Transactions, (i) Holdings became the sole holder of all of the outstanding AWA Common Stock, (ii) we became the sole holder of all of the outstanding AWA Preferred Stock, (iii) CLC became a wholly-owned subsidiary of Holdings, (iv) the former stockholders of CLC became unit holders of Holdings and (v) AWA, subject to certain specified qualifications, became a guarantor under, and subject to the covenants contained in, the indenture governing our 9% senior notes due 2010 (the “9% Senior Notes”) and our senior secured credit facility, dated January 25, 2002 (the “Senior Secured Credit Facility”).

     The Initial Public Offering and Related Transactions

     On November 24, 2004, CSC completed an initial public offering of Income Deposit Securities (the “IDSs”) and a concurrent offering of 11% senior secured notes due 2024 (the “11% Senior Secured Notes”) sold separate and apart from the IDSs. In connection with the initial public offering and a series of corporate reorganizations and other transactions related to the initial public offering, (i) CSC became controlled by Holdings, (ii) CLC became the wholly-owned subsidiary of CSC and a guarantor of the 11% Senior Secured Notes, and (iii) CSC became the sole holder of the AWA Common Stock and we became the sole holder of the AWA Preferred Stock. The initial public offering and related transactions are referred to herein collectively as the “IDS Transactions.”

     CSC used a portion of the proceeds from the initial public offering of IDSs and concurrent senior secured note offering (including a portion of proceeds received pursuant to the exercise of an over allotment option by the underwriters of the initial public offering) to make the Intercompany Loan to us in an aggregate principal amount of approximately $81.7 million and a capital contribution (the “Capital Contribution”) to us through CLC of approximately $165.6 million. We used a portion of the Intercompany Loan and Capital Contribution to redeem a portion of the 9% Senior Notes and to repay a portion of the outstanding indebtedness under the Senior Secured Credit Facility. The Intercompany Loan is evidenced by an intercompany note (the “Intercompany Note”). See “Item 7 — Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources Financing Activities — The Intercompany Loan” for more information on the Intercompany Loan and the Intercompany Note. We received the necessary consents of our lenders under the Senior Secured Credit Facility in order to permit the IDS Transactions.

Special Note Regarding Forward Looking Statements

     This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements, including, without limitation, the statements under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to be covered by the safe harbor provisions for forward-looking statements in these provisions. These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are usually accompanied by words such as

“may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” “continue” and similar expressions. The forward looking information is based on various factors and was derived using numerous assumptions.

     Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below and in this report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. We caution readers not to place undue reliance on such statements and undertake no obligation to update publicly and forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this report.

     Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

•	the restrictive debt covenants and other requirements related to our substantial leverage that could restrict our operating flexibility;

•	our ability to continue to renew our lease contracts with property owners and management companies;

•	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

•	our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

•	compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

•	our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions we may make to CSC should it elect to pay cash dividends on its common stock;

•	risks associated with expansion of our business through “tuck-ins” and other acquisitions and integration of acquired operations into our existing business;

•	the risk of adverse tax consequences and resulting reductions in liquidity should the 11% Senior Secured Notes that underlie the IDSs not be respected as debt for U.S. federal income tax purposes;

•	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

•	other factors discussed elsewhere in this report and in our public filings with the SEC.

     Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results or expectations and could cause those results and expectations to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, industry, social, competitive and regulatory conditions, demographic trends, financial market conditions, future business decisions and actions of our competitors, suppliers, customers and stockholders and legislative, judicial and other governmental authorities, all of which are difficult or impossible to predict accurately and many of which are beyond our control. These factors, in some cases, have affected, and in the future, together with other factors, could affect, our ability to implement our business strategy and may cause our future performance and actual results of operations to vary significantly from those contemplated by the statements expressed in this report.

Risk Factors

     Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business and operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer.

Risks Relating to Our Business

We have a history of net losses and may not generate profits in the future.

     We have experienced net losses in each fiscal year since 2000. We incurred net losses of approximately $15.3 million and $6.0 million for the fiscal year ended March 31, 2005 and for the fiscal year ended March 31, 2004, respectively. These losses have resulted from a variety of costs including, but not limited to, non-cash charges such as depreciation and amortization of intangible assets and debt financing costs resulting from our growth strategy. Continuing net losses limit our ability to service our debt and fund our operations. We may not generate net income from operations in the future.

Our business could suffer if we are unsuccessful in negotiating lease renewals.

     Our business is highly dependent upon the renewal of our lease contracts with property owners and management companies. We have historically focused on obtaining long-term, renewable lease contracts, and management estimates that approximately 90% of our locations are subject to long-term leases with initial terms of five to ten years. If we are unable to secure long-term exclusive leases on favorable terms or at all, or if property owners or management companies choose to vacate properties as a result of economic downturns that impact occupancy levels our growth, financial condition and results of operations could be adversely affected.

We may not be able to successfully identify attractive “tuck-in” acquisitions, successfully integrate acquired operations or realize the intended benefits of acquisitions.

     We evaluate from time to time opportunities to acquire local, regional and multi-regional route businesses. This strategy is subject to numerous risks, including:

•	an inability to obtain sufficient financing to complete our acquisitions;

•	an inability to negotiate definitive acquisition agreements on satisfactory terms;

•	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on our administrative, operational and financial resources;

•	the diversion of our management’s attention from their other responsibilities;

•	the loss of key employees following completion of our acquisitions;

•	the failure to realize the intended benefits of our acquisitions; and

•	our being subject to unknown liabilities.

     Our inability to effectively address these risks could force us to revise our business plan, incur unanticipated expenses or forego additional opportunities for expansion.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

     We must continue to make capital expenditures relating to our route business to maintain our operating base, including investments in equipment, advance location payments and laundry room improvements. Capital expenditures (net of proceeds from the sale of equipment and investments) in connection with maintaining and expanding our machine base for the fiscal year ended March 31, 2005 were approximately $70.3 million (excluding approximately $0.6 million relating to acquisition capital expenditures and payments of approximately $4.3 million relating to capital lease obligations) and for the fiscal year ended March 31, 2004 were approximately $84.8 million (excluding approximately $3.6 million relating to acquisitions and payments of approximately $4.0 million relating to capital lease obligations). We may have unanticipated capital expenditure requirements in the future. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Reduced occupancy levels could adversely affect us.

     Extended periods of reduced occupancy can adversely affect our operations. In a period of occupancy decline, we could be faced with reductions in revenues and cash flow from operations in certain areas. In past periods of occupancy decline, we designed incentive programs that were successful in maintaining stable profit margins by offering owners and management companies, financial incentives relating to increased occupancy levels in exchange for certain guaranteed minimum periodic payments. Although we are geographically diversified and our revenue is derived from a large customer base, we may not be able to maintain our revenue levels or cash flow from operations in periods of low occupancy.

Our business could be adversely affected by the loss of one or more of our key personnel.

     Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. We do not maintain insurance policies with respect to the retention of such employees, and our operations could be affected adversely if, for any reason, such officers or key employees do not remain with us.

Our industry is highly competitive, which could adversely affect our business.

     The laundry equipment services industry is highly competitive, capital intensive and requires reliable, quality service. The industry is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas. Notwithstanding the fragmentation of the industry, there are currently three companies, including us, with significant operations in multiple regions throughout the United States. Some of our competitors may possess greater financial and other resources. Furthermore, current and potential competitors may make acquisitions or may establish relationships among themselves or with third parties to increase their ability to compete within the industry. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, our business, operating results, financial condition and cash flows could be materially adversely affected.

Our business may be adversely affected by compliance obligations and liabilities under environmental laws and regulations.

     Our business and operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of management’s knowledge, there are no existing or potential environmental claims against us, nor have we received any notification of responsibility for, or any inquiry or investigation regarding, any disposal, release or threatened release of any hazardous material, substance or waste generated by us that is likely to have a material adverse effect on our business or financial condition. However, we cannot predict with any certainty that we will not in the future incur any liability under environmental laws and regulations that could have a material adverse effect on our business or financial condition.

Current Arizona, California, Connecticut, New Jersey and Maryland state law and proposed legislation in other states imposing heightened energy and water efficiency standards on commercial clothes washers could require a significant increase in our capital expenditures and consequently reduce our profit margins.

     Under current federal Department of Energy (referred to as the DOE) regulations, residential washers are subject to certain federal energy efficiency standards. States are explicitly preempted from regulating the energy efficiency of any products, including residential washers, covered by such federal regulations. However, the DOE does not consider “commercial” washers, including those similar in all respects to residential washers except for the addition of a coin slot or other device to accept payment, to be covered by its regulations. As a result, Arizona, California, Connecticut, New Jersey and Maryland were able to adopt statewide regulations for commercial washers which are scheduled to go into effect in 2007 and 2008. Such regulations either heightened the federal DOE energy efficiency standards applicable to residential washers, or accelerated the effective date of certain federal standards scheduled to be implemented. If the DOE does not amend the interpretation of its existing regulations to include commercial washers and thereby preclude the implementation of the Arizona, California, Connecticut, New Jersey and Maryland laws and the proposed legislation in other states, and if other states adopt standards similar to Arizona’s, California’s, Connecticut’s, New Jersey’s and Maryland’s, our capital expenditures, as well as those of other industry participants, may significantly increase in order to comply with such standards. If we are unable to mitigate such increased capital through price increases, we may be unable to recover such costs and our cash flows would be materially adversely affected.

Dividend payments on our common stock may negatively impact our ability to finance our working capital requirements, capital expenditures or operations.

     In connection with the IDS Transactions, CSC, our indirect parent, issued approximately $136.1 million aggregate principal amount of 11% Senior Secured Notes. CSC is required to make quarterly interest payments pursuant to the indenture governing the 11% Senior Secured Notes . In addition, the board of directors of CSC adopted a dividend policy in connection with the IDS Transactions pursuant to which it intends, at its discretion, to declare dividends on its common stock, subject to compliance with its certificate of incorporation and the indenture governing the 11% Senior Secured Notes. We expect to make dividend payments on our common stock, subject to compliance with the terms of our indebtedness, in order to service payments owed by CSC under the 11% Senior Secured Notes and, if and when declared by the board of directors of CSC, dividends on its common stock. If we were to use working capital or permanent borrowings to fund dividends (for example, borrowings under the Senior Secured Credit Facility), we would have less cash and/or borrowing capacity available for other purposes. As a result, we may not retain a sufficient amount of cash to finance growth opportunities that may arise or unanticipated capital expenditure needs or to fund our operations in the event of a significant business downturn or changes in our industry. We may have to forego growth opportunities or capital expenditures that would otherwise be necessary or desirable if we do not fund alternative sources of financing. If we do not have sufficient cash for these purposes our future liquidity would be negatively impacted, and our financial condition and our business will suffer.

Risks Relating to Our Securities

We have substantial indebtedness which could restrict our ability to pay interest and principal on the 9% Senior Secured Notes and could adversely affect our financing options and liquidity position.

     We have a substantial amount of indebtedness. As of March 31, 2005, we had $572.3 million aggregate principal amount of indebtedness outstanding to third parties, approximately $81.7 million aggregate principal amount of long-term indebtedness outstanding under the Intercompany Loan, and an additional $68.6 million available for borrowing under the Senior Secured Credit Facility.

     Our substantial indebtedness could have important consequences. For example, our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to the 9% Senior Secured Notes and our other indebtedness;

•	limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions, and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	limit our ability to refinance our indebtedness.

We may be able to incur substantially more indebtedness, which could exacerbate the risks described above.

     We may be able to incur substantial amounts of additional indebtedness in the future, including indebtedness resulting from issuances of additional notes. While the indenture governing the 9% Senior Secured Notes and the Senior Secured Credit Facility limit our and our subsidiaries’ ability to incur additional indebtedness, those limitations are subject to a number of exceptions. Any additional indebtedness incurred by us could increase the risks associated with our substantial indebtedness.

Restrictive covenants in our current and future indebtedness could adversely restrict our operating flexibility.

     The indenture governing the 9% Senior Notes contains covenants that restrict our ability to:

•	incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens;

•	pay dividends or make other restricted payments;

•	make certain investments;

•	sell or make certain dispositions of assets;

•	engage in sale and leaseback transactions;

•	engage in transactions with affiliates;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; and

•	engage in mergers or consolidations and transfers of all or substantially all of our assets.

     In addition, the Senior Secured Credit Facility contains, and the terms of any other indebtedness that we or our subsidiaries may enter into may contain, other and more restrictive covenants that limit our and our subsidiaries’ ability to incur indebtedness, and make capital expenditures and limit our subsidiaries’ ability to make distributions or pay dividends to us. These covenants may also require us and/or our subsidiaries to meet or maintain specified financial ratios and tests. Our ability to comply with the ratios and tests under these covenants may be affected by events beyond our control, including prevailing economic, financial, regulatory or industry conditions. A breach of any of such covenants, ratios or tests could result in a default under the Senior Secured Credit Facility or the indenture governing the 9% Senior Notes.

Lack of a significant amount of cash could adversely affect our growth, financial condition and results of operations.

     Our ability to make payments on, refinance or repay our debt, or to fund planned capital expenditures and expand our business, will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot give assurance that our business will generate enough cash to enable us to pay our outstanding debt or fund our other liquidity and capital needs. If we are unable to generate sufficient cash to service our debt requirements, we may be required, among other things, to:

•	obtain capital from additional borrowings;

•	sell certain assets to meet our debt service requirements;

•	reduce or delay capital expenditures; and

•	refinance or negotiate with our lenders to restructure all or a portion of our applicable debt.

     Such measures might not be available to us on economically favorable terms, or at all. If we cannot satisfy our cash requirements, our growth, financial condition and results of operations could suffer.

Available Information

     Pursuant to the indenture governing the 9% Senior Notes we are required to file annual, quarterly and current reports, and information statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

     On November 19, 2004, CSC adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of employees, officers and directors of CSC and its direct and indirect subsidiaries, including us. On such date, CSC also adopted a Supplemental Code of Ethics for the CEO and Senior Financial Officers, which supplemental code was also adopted by our board of directors. The full text of each such code is available at the investor relations section of CSC’s web site, http://www.coinmachservicecorp.com. We intend to disclose amendments to, or waivers from, each such code in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and make such disclosures available on CSC’s web site.

     The information contained on CSC’s web site is not part of, and is not incorporated in, this or any other report we file with or furnish to the SEC.

ITEM 2. PROPERTIES

     As of March 31, 2005, we leased 64 offices throughout our operating regions serving various operational purposes, including sales and service activities, revenue collection and warehousing. A significant portion of our leased properties service our core route operations.

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

Holders

     As of March 31, 2005, there was one holder of record of our common stock.

Dividends

     On November 24, 2004 and December 21, 2004, in connection with the IDS Transactions, cash dividends on our outstanding common stock aggregating approximately $93.5 million were paid to CLC. On February 8, 2005, our board of directors approved an aggregate cash dividend of approximately $3.3 million on our outstanding common stock, which cash dividend was paid on March 1, 2005 to CLC (which in turn paid an equal amount of cash dividend on its Class B1 and Class B2 preferred stock to CSC) to satisfy in part, CSC’s distribution payments under the IDSs. These were the only cash dividend payments on our common stock made during the two most recently completed fiscal years. On March 4, 2003, in order to affect the AWA Transactions, we declared and paid a dividend on our common stock in the form of all of the outstanding AWA Common Stock.

     On May 12, 2005, our board of directors approved an aggregate cash dividend of approximately $5.4 million on our outstanding common stock, which cash dividend was paid on June 1, 2005 to CLC (which in turn paid an equal amount of cash dividend on its Class B1 and Class B2 preferred stock to CSC) to satisfy in part, CSC’s distribution payments under the IDSs. We expect to make dividend payments on our common stock in order to service payments owed by CSC under the 11% Senior Secured Notes and, if and when declared by the board of directors of CSC, dividends on its common stock.

     Dividend payments by us are subject to restrictions contained in certain of our outstanding debt and financing agreements relating to the payment of cash dividends on our common stock. We may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of cash dividends or certain other distributions. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

(In thousands of dollars, except ratios and per share data)

     The following tables present the selected consolidated historical financial data of Coinmach Corporation (“Coinmach”). Such table includes the consolidated financial data for the fiscal years ended March 31, 2005 (“2005 Fiscal Year”), March 31, 2004 (“2004 Fiscal Year”), March 31, 2003 (“2003 Fiscal Year”), March 31, 2002 (“2002 Fiscal Year”), the nine month period from July 1, 2000 to March 31, 2001 (“Post-Transaction”) and the three month period from April 1, 2000 to June 30, 2000 (“Pre-Transaction”) which was derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated historical financial statements and the related notes thereto included in “Item 8—Financial Statements and Supplementary Data” and with the information presented in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Nine Months	Three Months
					July 1, 2000 to	April 1, 2000 to
	Fiscal Year Ended March 31,				March 31, 2001	June 30, 2000
					Post-Going Private	Pre-Going Private
	2005	2004	2003	2002	Transaction(8)	Transaction (9)
Operations Data:
Revenues	$538,604	$531,088	$535,179	$538,895	$393,608	$134,042
Transaction costs (1)	(17,389)	—	—	(11,402)	—	—
Operating income	50,492	47,816	56,347	37,536	19,583	10,680
Net loss	(15,346)	(6,046)	(2,288)	(41,365)	(25,603)	(4,652)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$56,840	$31,620	$27,428	$27,820	$25,859
Property and equipment, net	264,264	283,688	286,686	284,413	276,004
Contract rights, net	309,698	323,152	335,327	348,462	373,352
Advance location payments	72,222	73,253	70,911	69,257	74,233
Goodwill, net	204,780	204,780	203,860	204,284	218,744
Total assets	945,261	959,509	976,161	989,321	1,014,074
Total long-term debt (2)	572,274	717,631	718,112	737,305	697,969
Stockholder’s equity	99,698	43,757	49,802	50,423	91,788

Financial Information and Other Data:
Cash flow provided by operating activities	$105,041	$97,878	$104,674	$78,655	$71,955	$17,407
Cash flow used in investing activities	(70,927)	(88,449)	(81,330)	(82,255)	(66,202)	(24,273)
Cash flow (used in) provided by financing activities	(8,894)	(5,237)	(23,736)	5,561	(4,471)	8,269

EBITDA (3)(4)	143,543	156,393	160,525	155,663	122,310	42,237
EBITDA margin (5)	26.7%	29.4%	30.0%	28.9%	31.1%	31.5%
EBITDA without Transaction costs	160,932	156,393	160,525	167,065	122,310	42,237
Operating margin (6)	9.4%	9.0%	10.5%	7.0%	5.0%	8.0%
Capital expenditures (7) Capital expenditures	$71,495	$86,732	$86,685	$79,464	$60,620	$24,273
Acquisition capital expenditures	628	3,615	1,976	3,723	5,582	—

(1)	Transaction costs in the 2005 Fiscal Year consist of the following costs incurred in connection with the IDS Transactions: (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) the write-off of deferred financing costs relating to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million and (d) special bonuses related to the IDS Transactions aggregating approximately $0.6 million. Transaction costs in the 2002 Fiscal Year consist of costs incurred in connection with our refinancing on January 25, 2002.

(2)	Total long-term debt at March 31, 2005 does not include the Intercompany Loan of $81,670. Total long-term debt at March 31, 2001 does not include the unamortized premium of $5,555,

recorded as a result of our issuance of $100 million aggregate principal amount of 11 3/4% Series C Senior Notes due 2005 (the “11 3/4% Senior Notes”) in October 1997. The 11 3/4% Senior Notes were redeemed on February 25, 2002 and the unamortized premium on such date was included in the determination of the loss on extinguishment of debt.

(3)	EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in our financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following tables reconcile our net loss and cash flow provided by operating activities to EBITDA for each period presented (in thousands).

					Nine Months	Three Months
					July 1, 2000 to	April 1, 2000 to
	Fiscal Year Ended March 31,				March 31, 2001	June 30, 2000
					Post-Going Private	Pre-Going Private
	2005	2004	2003	2002	Transaction	Transaction
Net loss	($15,346)	($6,046)	($2,288)	($41,365)	($25,603)	($4,652)
(Benefit) provision for income taxes	(8,745)	(3,515)	468	(5,537)	(7,205)	(1,329)
Interest expense	56,253	57,377	58,167	73,036	52,391	16,661
Interest expense — escrow interest	941	—	—	—	—	—
Depreciation and amortization	110,440	108,577	104,178	129,529	102,727	31,557

EBITDA(4)	$143,543	$156,393	$160,525	$155,663	$122,310	$42,237

					Nine Months	Three Months
					July 1, 2000 to	April 1, 2000 to
	Fiscal Year Ended March 31,				March 31, 2001	June 30, 2000
					Post-Going Private	Pre-Going Private
	2005	2004	2003	2002	Transaction	Transaction
Cash flow provided by operating activities	$105,041	$97,878	$104,674	$78,655	$71,955	$17,407
Loss on extinguishment of debt (i)	—	—	—	(11,402)	—	—
Interest expense	56,253	57,377	58,167	73,036	52,391	16,661
Interest expense-escrow interest	941	—	—	—	—	—
Gain on sale of investment and equipment	557	1,232	3,532	147	—	—
Loss on redemption of 9% senior notes	(14,770)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	(88)
Change in operating assets and liabilities	(2,340)	2,216	(3,768)	17,812	(1,835)	7,835
Deferred taxes	8,745	3,619	(109)	3,951	7,060	1,873
Amortization of debt discount and deferred issue costs	(2,139)	(2,414)	(2,439)	(2,008)	(981)	(431)
Amortization of premium on 11 3/4% Senior Notes	—	—	—	1,009	925	309
(Benefit) provision for income taxes	(8,745)	(3,515)	468	(5,537)	(7,205)	(1,329)

EBITDA(4)	$143,543	$156,393	$160,525	$155,663	$122,310	$42,237

(i)	Loss on extinguishment of debt for the fiscal year ended March 31, 2002 consists of costs incurred in connection with our refinancing on January 25, 2002.

(4)	The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account transaction costs aggregating approximately $17.4 million in connection with the IDS Transactions consisting of (a) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed, (b) the write-off of deferred financing costs relating to the redemption of the 9% Senior Notes and the term loans repaid aggregating approximately $3.5 million, (c) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million, and (d) special bonuses related to the IDS Transactions aggregating approximately $0.6 million. The computation of EBITDA for the 2002 Fiscal Year has not been adjusted to take into account transaction costs consisting of costs incurred in connection with our refinancing on January 25, 2002.

(5)	EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative for measurements determined in accordance with U.S. generally accepted accounting principles.

(6)	Operating margin represents operating income as a percentage of revenues.

(7)	Capital expenditures represent amounts expended for property, equipment and leasehold improvements as well as for advance location payments to location owners. Acquisition capital expenditures represent the amounts expended to acquire local, regional and multi regional route operators.

(8)	Includes the results of operations for the period July 1, 2000 to March 31, 2001, representing the results subsequent to the Going Private Transaction.

(9)	As a result of the Going Private Transaction that was accounted for using the purchase method of accounting, and due to a practice known as “push down” accounting, as of July 1, 2000 (the beginning of the accounting period closest to the date on which control was effective), we adjusted our consolidated assets and liabilities to their estimated fair values, based on valuations, estimations and other studies. Therefore, the financial statements presented for the Post-Transaction period are not comparable to the financial statements presented for the Pre-Transaction period. Had the Going Private Transaction taken place at April 1, 2000, on an unaudited pro-forma basis, depreciation and amortization and net loss would have been $3.5 million higher than reported for the Pre-Transaction period ended June 30, 2000. This includes the results of operations for the period April 1, 2000 to June 30, 2000, representing the results prior to the Going Private Transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis pertains to our results of operations and financial position for the years indicated and should be read in conjunction with the consolidated financial statements and related notes thereto referred to in “Item 8—Financial Statements and Supplementary Data.” Except for the historical information contained herein, certain matters discussed in this document are forward looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below under “Item 1—Business—Special Note Regarding Forward Looking Statements,” and the other risks set forth in “Item 1—Business—Risk Factors.” Should any of these risks or uncertainties materialize or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

Introduction

     Our primary financial objective is to increase our cash flow from operations. Cash flow from operations represents a source of funds available to service indebtedness, pay dividends and for investment in both organic growth and growth through acquisitions. We have experienced net losses during the past three fiscal years. Such net losses were attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights (for all three fiscal years) and goodwill (for the 2002 fiscal year) accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income. The continued incurrence of significant depreciation and amortization expenses may cause us to continue to incur net losses.

Overview

     We are principally engaged in the business of supplying laundry equipment services to multi family housing properties. Our most significant revenue source is our route business, which over the last three fiscal years has accounted for approximately 88% of our revenue. Through our route operations, we provide laundry equipment services to locations by leasing laundry rooms from building owners and property management companies, typically on a long term, renewable basis. In return for the exclusive right to provide these services, most of our contracts provide for commission payments to the location owners. Commission expense (also referred to as rent expense), our single largest expense item, is included in laundry operating expenses and represents payments to location owners. Commissions may be fixed amounts or percentages of revenues and are generally paid monthly. In addition to commission payments, many of our leases require us to make advance location payments to location owners, which are capitalized and amortized over the life of the applicable leases. Advance location payments to location owners are paid, as required by the applicable lease, at the inception or renewal of a lease for the right to operate applicable laundry rooms during the contract period, which generally ranges from 5 to 10 years. The amount of advance location payments varies depending on the size of the location and the term of the lease.

     Included in our route business are retail laundromats which we operate in Texas and Arizona. The operation of retail laundromats involves leasing store locations in desirable geographic areas, maintaining an appropriate mix of washers and dryers at each store location and servicing the washers and dryers at such locations.

     In addition to our route business, we also operate an equipment rental business through AWA. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi family housing properties, and, to a lesser extent, individuals and corporate entities.

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

Critical Accounting Policies: Use of Estimates

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

     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at March 31, 2005 was approximately $3.8 million.

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

     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and March 31, 2004 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment exists.

     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them. The useful lives being used to amortize contract rights range from approximately 30 to 35 years.

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

Results of Operations

     The following table sets forth for the periods indicated, selected statement of operations data and EBITDA, as percentages of revenue:

	Year Ended March 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Laundry operating expenses	68.3	68.9	68.5
General and administrative expenses	1.6	1.6	1.6
Depreciation and amortization	14.2	13.7	12.5
Amortization of advance location payments	3.6	3.9	4.0
Amortization of intangibles	2.7	2.9	3.0
Other items, net	0.2	—	(0.1)
Operating income	9.4	9.0	10.5
Interest expense	10.4	10.8	10.9
Interest expense — escrow interest	0.2	—	—
Transaction costs	3.2	—	—
Net loss	(2.8)	(1.1)	(0.4)
EBITDA margin	26.7	29.4	30.0

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

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting. Our use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See footnote (3) of the table contained under “Item 6—Selected Financial Data—Selected Historical Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

     EBITDA margin represents EBITDA as a percentage of revenues. Management believes that EBITDA margin is a useful measure to evaluate our performance over various sales levels. EBITDA margin should not be considered as an alternative to measurements determined in accordance with U.S. generally accepted accounting principles.

Fiscal Year Ended March 31, 2005 Compared to the Fiscal Year Ended March 31, 2004

     The following table sets forth our revenues for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2005	2004	Change
Route	$472.5	$469.6	$2.9
Rental	34.4	32.6	1.8
Distribution	31.7	28.9	2.8

	$538.6	$531.1	$7.5

     Revenue increased by approximately $7.5 million or approximately 1% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year.

     Route revenue for the 2005 Fiscal Year increased by approximately $2.9 million or less than 1% from the 2004 Fiscal Year. We believe that the increase was due to the net result of an increase in third party service income and price increases, offset by decreased revenue primarily in the Southwest and Midwest operations caused by higher vacancy rates in these regions.

     Rental revenue for the 2005 Fiscal Year increased by approximately $1.8 million or 6% over the 2004 Fiscal Year. This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years.

     Distribution revenue for the 2005 Fiscal Year increased by approximately $2.8 million or 10% from the 2004 Fiscal Year. Sales from the distribution business unit are sensitive to general market conditions and economic conditions. The increase was primarily due to increased sales from the Northeast and Midwest operations offset slightly by decreased revenue resulting from the closing of operations in California. Distribution revenue from our California operations was approximately $1.8 million and $3.0 million for the 2005 Fiscal Year and the 2004 Fiscal Year, respectively.

     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $2.3 million or less than 1% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. This increase in laundry operating expenses was due primarily to (i) increased cost of sales of approximately $3.1 million due to increased sales in the Northeast and Midwest operations in the distribution business, as discussed above, (ii) an increase in salary expense of approximately $1.5 million in the route business associated with collection services and (iii) an increase in fuel costs of approximately $1.1 million primarily due to increased fuel prices. These increases in laundry operating expenses were offset by (i) a reduction in operating expenses as a result of the closing of California operations in the distribution business of approximately $2.6 million and (ii) decreased insurance costs related to general business insurance coverage of approximately $0.8 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.3% for the 2005 Fiscal Year, as compared to 68.9% for the 2004 Fiscal Year.

     General and administrative expenses increased by approximately $0.1 million or 1% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The increase in general and administrative expenses was primarily due to incremental administrative fees and expenses. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the 2005 Fiscal Year and the 2004 Fiscal Year.

     Depreciation and amortization expense increased by approximately $3.9 million or 5% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The increase in depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $1.0 million or 5% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

     Amortization of intangibles decreased by approximately $1.0 million or 7% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. The decrease was primarily the result of the reduction of intangibles related to prior year acquisitions.

     Other items, net, for the 2005 Fiscal Year of approximately $0.9 million primarily relates to additional expenses associated with the closing of California operations in the distribution business.

     Other items, net, for the 2004 Fiscal Year of approximately $0.2 million primarily relates to certain costs associated with the consolidation of certain offices in the distribution business. This consolidation was the result of actions taken by us to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence. Offsetting these costs were additional income recognized related to the sale, as described below, of approximately $1.7 million.

     In October 2002, CLC contributed its ownership interest in Resident Data, Inc. (which we refer to as “RDI”) valued at approximately $2.7 million, to us. Subsequently, we sold its interest in RDI pursuant to an agreement and plan of merger between RDI and third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year (which sale we refer to as the “RDI sale”). In connection with the RDI sale, and in addition to the cash proceeds received therefrom, the other sellers and us are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to us was based on its previous ownership percentage of RDI, which was approximately 32%, and was scheduled to be paid in two installments in October 2003 and October 2004.

     Amounts to be received from the escrow fund and the contingent fund were recorded as income upon the determination by us that it was likely to receive such amounts and such amounts were reasonably estimated. Despite its best determinations, however, there was no assurance that we would receive such amounts. In October 2003, we received approximately $0.7 million related to its share of the escrow fund and approximately $0.3 million related to its share of the contingent fund. Based on the receipt of this first installment and other positive indicators, we determined that the uncertainty surrounding the collectability of its portion of the escrow fund due in October 2004 of approximately $0.7 million no longer existed. Accordingly, we recorded income of approximately $1.7 million for the 2004 Fiscal year.

     Operating income margins were approximately 9.4% for the 2005 Fiscal Year, as compared to approximately 9.0% for the 2004 Fiscal Year. The slight increase in operating income margin was primarily due to a reduction in operating expenses as a result of the closing of California operations in the distribution business.

     Transaction costs for the 2005 Fiscal Year of approximately $17.4 million represents (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes due 2010 redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (3) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

     Interest expense decreased by approximately $1.1 million or 2% for the 2005 Fiscal Year, as compared to the 2004 Fiscal Year. As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of the 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. The decrease in interest expense was offset by interest expense under an intercompany loan made by CSC to us as part of the IDS Transactions of approximately $81.7 million, accruing interest at an annual rate of 10.95%. The decrease in interest expense was also offset by an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates.

     Interest expense-escrow interest for the 2005 Fiscal Year of approximately $0.9 million relates to interest expense on a portion of the 9% Senior Notes in aggregate principal amount of $125.5 million that were redeemed on December 24, 2004 with funds that were set aside in escrow on November 24, 2004.

     The benefit for income taxes for the 2005 Fiscal Year was approximately $8.7 million as compared to a benefit for income taxes of approximately $3.5 million for the 2004 Fiscal Year. The change for the year is due to a tax benefit of approximately $6.0 million related to IDS transaction costs, a state tax benefit net of Federal taxes of approximately $0.8 million offset by tax expense of approximately $2.0 million related to an increase in operating income. The effective tax rate for the 2005 Fiscal Year was approximately 36% as compared to approximately 37% for the 2004 Fiscal Year.

     Net loss was approximately $15.3 million for the 2005 Fiscal Year, as compared to net loss of approximately $6.0 million for the 2004 Fiscal Year. The increase in net loss was primarily the result of the transaction costs, net of taxes, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

     The following table sets forth EBITDA for each of the route, distribution and rental divisions for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2005	2004	Change
Route	$155.4	$154.4	$1.0
Rental	13.8	12.2	1.6
Distribution	1.4	(1.2)	2.6
Other items, net	(0.8)	(0.2)	(0.6)
Corporate expenses	(8.9)	(8.8)	(0.1)
Transaction costs.	(17.4)	—	(17.4)

Total EBITDA(1)	$143.5	$156.4	$(12.9)

     (1) The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account IDS transaction costs aggregating approximately $17.4 million consisting of (1) approximately $11.3 million of redemption premium on the portion of the 9% Senior Notes redeemed in connection with the IDS Transactions, (2) the write-off of deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid in connection with the IDS Transactions aggregating approximately $3.5 million, (3) expenses relating to the Senior Secured Credit Facility amendment aggregating approximately $2.0 million and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

     EBITDA was approximately $143.5 million for the 2005 Fiscal Year, as compared to approximately $156.4 million for the 2004 Fiscal Year. EBITDA margins declined to approximately 26.7% for the 2005 Fiscal Year, as compared to approximately 29.4% for the 2004 Fiscal Year. The decrease in EBITDA and EBITDA margin is primarily attributable to certain transaction costs of approximately $17.4 million relating to the IDS Transactions. See footnote 3 of the table contained under “Item 6—Selected Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the years indicated in the table immediately above.

Fiscal Year Ended March 31, 2004 Compared to the Fiscal Year Ended March 31, 2003

     The following table sets forth our revenues for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Route	$469.6	$471.5	$(1.9)
Rental	32.6	28.7	3.9
Distribution	28.9	35.0	(6.1)

	$531.1	$535.2	$(4.1)

     Revenue decreased by approximately $4.1 million or less than 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

     Route revenue for the 2004 Fiscal Year decreased by approximately $1.9 million, or less than 1%, as compared to the prior year. We believe that the decline in route revenue for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year, was primarily the result of increased vacancies related to locations in certain regions as well as, to a lesser extent, a transfer of approximately 9,000 rental machines to AWA during the 2003 Fiscal Year. This decrease was slightly offset by an improvement in revenue from the timing of price changes and internal growth in machine count during the prior and current year. We believe that to the extent vacancy rates in certain of our operating regions, principally in the Southeast and Texas, increase in the future, route revenue in these regions may continue to decrease. Any such decrease, however, may be mitigated by our geographic diversity.

     Rental revenue for the 2004 Fiscal Year increased by approximately $3.9 million, or 12%, over the 2003 Fiscal Year. The increase was primarily the result of the internal growth of the machine base in existing areas of operations during the current and prior years, as well as, to a lesser extent, the transfer of approximately 9,000 rental machines from the route business to AWA during the 2004 Fiscal Year.

     Distribution revenue for the 2004 Fiscal Year decreased by approximately $6.1 million, or 22%, as compared to the 2003 Fiscal Year. Sales from the distribution business unit are sensitive to general market economic conditions and as a result have experienced downward pressure. In addition, distribution revenue decreased due to the closing of distribution operations in California. Distribution revenue from our California operations was approximately $3.0 million and $6.6 million for the 2004 Fiscal Year and the 2003 Fiscal Year, respectively.

     Laundry operating expenses, exclusive of depreciation and amortization, increased by approximately $0.8 million, or less than 1%, for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. This decrease in laundry operating expenses was due primarily to a reduction in cost of sales of approximately $5.7 million related to decreased revenue experienced in the distribution business, as discussed above, offset by increased insurance costs related to both medical and general business insurance coverage of approximately $1.6 million, costs associated with expansion into four new markets in the rental business of approximately $2.6 million and increased utility costs in our retail Laundromats of approximately $0.7 million. As a percentage of revenues, laundry operating expenses, exclusive of depreciation and amortization, were approximately 68.9% the 2004 Fiscal Year and 68.5% for the 2003 Fiscal Year.

     General and administrative expenses decreased by approximately 2% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease in general and administrative expenses was primarily due to a slight reduction in various costs and expenses related to administrative functions. As a percentage of revenues, general and administrative expenses were approximately 1.6% for both the 2004 Fiscal Year and the 2003 Fiscal Year.

     Depreciation and amortization expense increased by approximately $5.4 million or 8% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year. The increase was primarily due to depreciation and amortization expense was primarily due to depreciation expense relating to capital expenditures required by historical increases in our installed base of machines.

     Amortization of advance location payments decreased by approximately $0.6 million or 3% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

     Amortization of intangibles decreased by approximately $0.3 million or 2% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year. This decrease was primarily the result of the reduction of intangibles relative to prior year acquisitions.

     Other items, net, for the 2004 Fiscal Year is comprised of a gain of approximately $1.7 million. In October 2002, CLC contributed its ownership interest in RDI valued at approximately $2.7 million, to us. Subsequently, we sold our interest in RDI pursuant to an agreement and plan of merger between RDI and third parties for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million which was recorded in the 2003 Fiscal Year. In connection with the RDI sale, and in addition to the cash proceeds received therefrom, we and the other sellers are entitled to their pro rata share (as determined by each seller’s previous ownership percentage of RDI) of (i) $5.0 million placed in escrow by the purchaser, subject to, among other things, the satisfaction of certain working capital adjustments and customary indemnification obligations (which is referred to as the escrow fund), and (ii) approximately $1.8 million, subject to the continued employment by RDI of certain members of its management (which is referred to as the contingent fund). The portion of such amounts to be paid to us is based on its previous ownership percentage of RDI, which was approximately 32%, and was scheduled to be paid in two installments in October 2003 and October 2004.

     Amounts to be received from the escrow fund and the contingent fund are recorded as income upon the determination by us that we are likely to receive such amounts and such amounts can be reasonably estimated. In October 2003, we received approximately $0.7 million related to our share of the escrow fund and approximately $0.3 million related to our share of the contingent fund. Based on the receipt of this first installment and other positive indicators, we determined that the uncertainty surrounding the collectability of our portion of the escrow fund due in October 2004 of approximately $0.7 million no longer existed. Accordingly, we recorded income of approximately $1.7 million for the 2004 Fiscal year.

     Offsetting the additional income related to the RDI sale for the 2004 Fiscal Year was approximately $1.9 million of expenses related to consolidation of certain offices of Super Laundry. This consolidation was the result of actions taken by us to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.

     Other items, net, for the 2003 Fiscal Year is comprised of a gain of approximately $3.3 million, as discussed above. Offsetting this gain was approximately $2.8 million of expenses related to (i) professional fees incurred in connection with the AWA Transactions, including the transfer of our Appliance Warehouse division to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) expenses associated with the consolidation of offices of Super Laundry which was the result of actions taken by us to reduce operating costs in Super Laundry. These actions included, among other things, the closing of operations in California, New Jersey and Maryland, the reassignment of responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of receivable balances, none of which were material individually, which we chose not to pursue.

     Operating income margins were approximately 9.0% for the 2004 Fiscal Year, as compared to approximately 10.5% for the 2003 Fiscal Year. The decrease in operating income margin for the 2004 Fiscal Year was primarily due to the decreased revenue, net of cost of sales, in the distribution business as well as the increase in depreciation and amortization expenses, as discussed above.

     Interest expense decreased by approximately $0.8 million or 1% for the 2004 Fiscal Year, as compared to the 2003 Fiscal Year. The decrease in interest expense was primarily due to decreased borrowing levels under the Senior Secured Credit Facility during the 2003 Fiscal Year, a decrease in variable interest rates payable under such facility resulting from a market decline in interest rates, offset by an increase in interest expense resulting from the interest rate swap agreements entered into by us in September 2002 that are at a slightly higher fixed rate compared to variable rates.

     The benefit for income taxes for the 2004 Fiscal Year was approximately $3.5 million as compared to a provision for income taxes of approximately $0.5 million for the 2003 Fiscal Year. The change for the fiscal year is due to pretax loss of approximately $9.6 million for the 2004 Fiscal Year as compared to a pretax loss of approximately $1.8 million for the 2003 Fiscal Year. The effective tax rate for the 2004 Fiscal Year was 37% as compared to 26% for the 2003 Fiscal Year.

     Net loss was approximately $6.0 million for the 2004 Fiscal Year, as compared to approximately $2.3 million for the 2003 Fiscal Year. The increase in net loss was primarily the result of decreased revenues and increase in depreciation expense, as discussed above. We have experienced net losses in each fiscal year since March 31, 2000. Such net losses are attributable in part to significant non-cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

     The following table sets forth our EBITDA for each of the route, distribution and rental divisions for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Route	$154.4	$158.9	$(4.5)

Rental	12.2	11.4	0.8

	(dollars in millions)
	Year Ended March 31,
	2004	2003	Change
Distribution	(1.2)	(1.7)	0.5

Other items, net	(0.2)	0.5	(0.7)

Corporate expenses	(8.8)	(8.6)	(0.2)

EBITDA	$156.4	$160.5	$(4.1)

     EBITDA was approximately $156.4 million for the 2004 Fiscal Year, as compared to approximately $160.5 million for the 2003 Fiscal Year. EBITDA margins decreased to approximately 29.4% for the 2004 Fiscal Year, as compared to approximately 30.0% for the 2003 Fiscal Year. This decrease in EBITDA was primarily the result of decreased revenues in the route businesses, increased insurance costs related to both medical and general business insurance coverage, costs associated with expansion into new markets in the rental business and increased utility costs, as previously discussed. See footnote 3 of the table contained under “Item 6—Selected Financial Data” for a reconciliation of net loss and cash flow provided by operating activities to EBITDA for the periods indicated in the table immediately above.

Liquidity and Capital Resources

     Our liquidity requirements will primarily consist of (i) interest payments on our 9% Senior Notes, (ii) interest payments on our borrowings under the Senior Secured Credit Facility, (iii) interest payments on the Intercompany Note held by CSC (iv) dividend payments on our common stock in order to service payments owed by CSC under the 11% Senior Secured Notes and, if and when declared by the board of directors of CSC, dividends on its common stock, and (v) capital expenditures and other working capital requirements.

     We have substantial indebtedness and debt service requirements. At March 31, 2005, on a consolidated basis, we had outstanding total debt to third parties of approximately $572.3 million, which included (i) $324.5 million aggregate principal amount of 9% Senior Notes and (ii) approximately $240.5 million of term loan borrowings under the Senior Secured Credit Facility. We also had approximately $81.7 million aggregate principal amount outstanding under the Intercompany Loan. Letters of credit under the Senior Secured Credit Facility outstanding at March 31, 2005 were approximately $6.4 million. The 9% Senior Notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of March 31, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. The Intercompany Loan is scheduled to mature on December 1, 2024.

     Our stockholder’s equity was approximately $99.7 million as of March 31, 2005.

     Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of March 31, 2005, we had cash and cash equivalents of approximately $56.8 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

     As we have focused on increasing our cash flow from operating activities, we have made significant capital investments, primarily consisting of capital expenditures related to acquisitions, renewals and growth. We anticipate that we will continue to utilize cash flows from operations to finance our capital expenditures and working capital needs, including interest and principal payments on our outstanding indebtedness, and, in certain circumstances, to pay dividends on our common stock.

     CSC intends to use dividend payments, if any, on our common stock and payments under the Intercompany Loan to service interest payments on the 11% Senior Secured Notes and dividend payments, if any, on its common stock. Under the indenture governing the 11% Senior Secured Notes, if at any time we are not prohibited from doing so under the terms of our then outstanding debt, we are required to guarantee the 11% Senior Secured Notes.

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

     Senior Secured Credit Facility

     On January 25, 2002, we entered into the Senior Secured Credit Facility, which was comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries. The interest rate is based on a monthly variable Eurodollar rate plus 2.75%. At March 31, 2005, the monthly variable Eurodollar rate was 2.90%. As a condition to the consummation of the IDS Transactions, we entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, among other things, to permit the IDS Transactions.

     We used a portion of the proceeds from CSC’s initial public offering to repay approximately $15.5 million of outstanding term loans. As of March 31, 2005, the aggregate principal amount outstanding under the term loans was approximately $240.5 million. The term loans are scheduled to be fully repaid by July 25, 2009. As of March 31, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. Letters of credit outstanding under the Senior Secured Credit Facility at March 31, 2005 were approximately $6.4 million.

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

     The Senior Secured Credit Facility requires us to make an annual mandatory repayment of principal on the outstanding balance of term loans based on 50% of the “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $12.0 million on or prior to July 5, 2005.

     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized accumulated other comprehensive income of approximately $2.5 million, net of tax, in the stockholder’s equity section for the 2005 Fiscal Year relating to the interest rate swaps that qualify as cash flow hedges.

     At March 31, 2005, we were in compliance with all covenants under the Senior Secured Credit Facility.

     9% Senior Notes

     On January 25, 2002, we issued $450 million of 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of ours and are redeemable, at our option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between Coinmach and U.S. Bank, N.A. as Trustee, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from us to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.

     On December 24, 2004, we used a portion of the proceeds from CSC’s initial public offering to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At March 31, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

     The indenture governing the 9% Senior Notes contains a number of restrictive covenants and agreements applicable to us and our subsidiaries, including covenants with respect to the following matters: (i) limitation on additional indebtedness; (ii) limitation on certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock, the purchase, redemption or other acquisition of any of our capital stock, the voluntary prepayment of subordinated indebtedness, or an Investment (as defined in the indenture governing the 9% Senior Notes) in any other person or entity); (iii) limitation on transactions with affiliates; (iv) limitation on liens; (v) limitation on sales of assets; (vi) limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.

     At March 31, 2005, we were in compliance with all covenants under the indenture governing the 9% Senior Notes.

     The Intercompany Loan

     Pursuant to the IDS Transactions, CSC made the Intercompany Loan of approximately $81.7 million to us, which loan is evidenced by the Intercompany Note. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and is due and payable in full on December 1, 2024. The Intercompany Loan is our senior unsecured obligation, ranks equally in right of payment with all our existing and future senior indebtedness (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all our existing and future subordinated indebtedness. Certain of our domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis.

     The Intercompany Loan contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the Intercompany Loan guaranty were pledged by CSC to secure the repayment of the 11% Senior Secured Notes outstanding.

     If at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A common stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to us and increase the principal amount of the Intercompany Loan and the Intercompany Loan guaranty.

     If we merged with or into CSC, the Intercompany Loan would be terminated and we, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the 11% Senior Secured Notes.

     If an event of default under the Intercompany Loan occurs and is continuing, the Intercompany Loan holder will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if we shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% Senior Secured Notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.

     At March 31, 2005, we were in compliance with all covenants under the Intercompany Loan.

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

     Capital expenditures (net of proceeds from the sale of equipment and investments) for the 2005 Fiscal Year were approximately $70.3 million (excluding approximately $0.6 million relating to acquisition capital expenditures). The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the 2005 fiscal Year included approximately $2.2 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

     The following table sets forth our capital expenditures (excluding payments for business acquisitions) for the years indicated:

	(dollars in millions)
	Year Ended March 31,
	2005	2004	Change
Route	$64.2	$75.4	$(11.2)

Rental	3.8	7.1	(3.3)

Distribution	0.4	0.6	(0.2)

Corporate	1.9	1.7	0.2

	$70.3	$84.8	$(14.5)

     Management of our working capital, including timing of collections and payments and levels of inventory, affects operating results indirectly. However, our working capital requirements are, and are expected to continue to be, minimal since a significant portion of our operating expenses are commission payments based on a percentage of collections, and are not paid until after cash is collected from the installed machines.

Summary of Contractual Obligations

     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of March 31, 2005 (in millions):

	Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After
Long-Term Debt Obligations	$565.7	$14.7	$2.5	$11.9	$11.9	$524.7	$—
Interest on Long-Term Debt (1)	199.5	39.0	42.0	41.7	41.0	35.8	—
Capital Lease Obligations (2)	7.5	3.6	2.5	1.2	0.2	—	—
Intercompany Loan	81.7	—	—	—	—	—	81.7
Interest on Intercompany Loan (3)	175.9	8.9	8.9	8.9	8.9	8.9	131.4
Operating Lease Obligations	26.6	8.0	6.2	4.3	3.2	2.4	2.5

	$1,056.9	$74.2	$62.1	$68.0	$65.2	$571.8	$215.6

(1)	As of March 31, 2005, approximately $240.5 million of our long-term debt outstanding under the Senior Secured Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 5.65% based on the Eurodollar rate in effect at March 31, 2005. In addition, at March 31, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0% and approximately $136.1 million of our long-term debt outstanding was subject to a fixed interest rate of 11.0%. In addition, in connection with the Senior Secured Credit Facility, we are a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%

(2)	Includes both principal and interest.

(3)	The Intercompany Loan is subject to a fixed interest rate of 10.95%.

Off-balance Sheet Arrangements

     As of March 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Future Capital Needs and Resources

     Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, capital expenditures, working capital and dividend payments on our common stock in order to service payments owed by CSC on the 11% Senior Secured Notes and, if and when declared by the board of directors of CSC, dividend payments on its common stock. Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility’s term loans become due. However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

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

     Arizona, California, Connecticut, New Jersey and Maryland have adopted state laws imposing heightened energy and water efficiency standards on commercial clothes washers, and other states are considering similar laws. While such laws are not scheduled to go in effect until 2007 or 2008, implementing machines compliant with such laws could result in increased capital costs (including material and equipment costs), labor and installation costs, and in some cases, operation and maintenance costs. Other states in which we operate may adopt similar laws, which would increase our costs associated with compliance.

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

Certain Accounting Treatment

     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles which aggregated approximately $110.4 million for the 2005 Fiscal Year and approximately $108.6 million for the 2004 Fiscal Year reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

     In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation that may be experienced by us in future periods. We believe that such effects will not be material. Our business generally is not seasonal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal exposure to market risk relates to changes in interest rates on our long term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of March 31, 2005, we had approximately $90.5 million outstanding relating to our variable rate debt portfolio.

     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $90.5 million, the balance as of March 31, 2005.

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

     Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Directors

     The table below lists our directors. Such table is followed by descriptions of all positions and offices held by such persons with us, CSC, CLC and Holdings, the periods during which they have served as such and certain other information. The term of office of each director continues until the election of directors to be held at the next annual meeting of stockholders or until his successor has been elected. There is no family relationship between any director and any other director or executive officer of us, our subsidiaries, CSC, CLC or Holdings. The information set forth below concerning such directors has been furnished by such directors.

Name	Title	Age

Stephen R. Kerrigan	Chairman of the Board and Director	51

James N. Chapman	Director	43

David A. Donnini	Director	40

Bruce V. Rauner	Director	49

Woody M. McGee	Director	53

John R. Scheessele	Director	57

     Mr. Kerrigan. Mr. Kerrigan has been Chief Executive Officer of Coinmach since November 1995, of CLC since May 1996, of Holdings since March 2003 and President and Chief Executive Officer of CSC since March 2004. Mr. Kerrigan was President and Treasurer of Solon Automated Services, Inc. (“Solon”) and CLC from April 1995 until May 1996, and Chief Executive Officer of The Coinmach Corporation, a Delaware corporation and our predecessor (“TCC”) from January 1995 until November 1995. Mr. Kerrigan has been a director and Chairman of the CLC board of directors since April 1995, of the Coinmach board of directors since November 1995 and of the CSC board of directors since March 2004 and a member of the board of managers of Holdings since March 2003. Mr. Kerrigan was a director of TCC from January 1995 to November 1995 and a director of Solon from April 1995 to November 1995. Mr. Kerrigan served as Vice President and Chief Financial Officer of TCC’s predecessor, Coinmach Industries Co., L.P. from 1987 to 1994. Mr. Kerrigan serves as a member of the board of directors of Anchor Glass Container Corporation.

     Mr. Chapman. Mr. Chapman has been a director of Coinmach and a director of CLC since 1995, a director of CSC since March 2004 and a member of the board of managers of Holdings since March 2003. He previously was a director of Coinmach from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Chapman is associated with Regiment Capital Advisors, LLC which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, SSA Global Technologies, Inc. and Teleglobe International Holdings LTD., as well as a number of private companies.

     Mr. Donnini. Mr. Donnini has been a director of Coinmach since March 2003, a director of CLC since July 1995, a director of CSC since March 2004 and a member of the board of managers of Holdings since March 2003. He previously was a director of Coinmach from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Donnini has been a Principal of GTCR since 1993, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Donnini serves as a member of the board of directors of American Sanitary, Inc., Syniverse Technologies, Inc., Synagro Technologies, Inc., as well as a number of private companies.

     Mr. Rauner. Mr. Rauner has been a director of Coinmach since March 2003, a director of CLC since July 1995, a director of CSC since March 2004 and a member of the board of managers of Holdings since March 2003. He previously was a director of Coinmach from November 1995 to November 1996 and a director of TCC from January 1995 to November 1995. Mr. Rauner has been a Principal and General Partner with GTCR since 1984, where he is responsible for originating and making new investments, monitoring portfolio companies and recruiting and training associates. Mr. Rauner serves as a member of the board of directors of a number of private companies.

     Mr. McGee. Mr. McGee has been a director of Coinmach, CLC and CSC since February 2005. Mr. McGee is the President and Chief Executive Officer of McGee and Associates, LLC, an independent consulting company providing financial, operational and crisis management services to various financial institutions relating to their holdings in private and public companies. Mr. McGee became Chief Executive Officer and Chairman of the Board of Davel Communications Inc. on September 1, 2003 and resigned his position in November of 2004 after completing the restructuring of the company from a sales, administration and operations perspective. Davel Communications Inc. was acquired on November 15, 2004. From June 1999 to December 2000, Mr. McGee served as the Vice President and Chief Financial Officer of Telxon Corporation until such time as it was merged with Symbol Technologies, Inc. Prior to joining Telxon, Mr. McGee was employed as the Senior Vice President and General Manager of H K Systems (formerly known as Western Atlas, Inc.) from 1997. During 1996 and 1997, Mr. McGee held the positions of Vice President, Chief Financial Officer and Treasurer with Mosler, Inc. For a period of five years prior to joining Mosler, Mr. McGee held various positions with the material handlings systems division of Western Atlas, Inc. (formerly known as Litton Industries), including Controller, Chief Financial Officer, Vice President of Operations, Vice President of Sales, and President and Chief Operating Officer of a divisional subsidiary.

     Mr. Scheessele. Mr. Scheessele has been a director of Coinmach, CLC and CSC since November 2004. Mr. Scheessele is a founding member of T C Graham Associates, LLC and has served as its Vice President, Secretary and Treasurer since June 2001. Prior to T C Graham Associates, LLC, Mr. Scheessele acted as a restructuring consultant for financial institutions relating to their investments in private and public companies. From May 1998 to January 1999, Mr. Scheessele was President and Chief Operating Officer of Acutus Gladwin, a private supplier of caster maintenance to the steel industry. From February 1997 to April 1998, Mr. Scheessele was Chairman, President and Chief Executive Officer of WHX and its wholly owned subsidiary, Wheeling Pittsburgh Steel Company. From January 1996 to February 1997, Mr. Scheessele was President and Chief Executive Officer of the SKD Group, a private manufacturer of automotive parts.

Audit Committee

     We are not a “listed company” under the rules and regulations of the SEC and therefore are not required to have an audit committee comprised of independent directors. In connection with the IDS Transactions, we reconstituted our audit committee in order that its members be the same as those on the audit committee of the CSC board of directors. Currently, each such audit committee is composed of Messrs. Scheessele, Donnini and McGee. Messrs. Scheessele and McGee have been affirmatively determined by the CSC board of directors to be “independent,” as such term is used under the corporate governance and listing standards of the American Stock Exchange (the “AMEX Listing Rules”), the Sarbanes-Oxley Act of 2002 and Section 10A(m)(3) of the Exchange Act. The CSC board of directors has also determined that all members of our audit committee are “financially literate” and that Mr. Scheessele is “financially sophisticated,” as each of such qualifications were interpreted by the CSC board of directors in accordance with the AMEX Listing Rules. Mr. Scheessele is the chairperson of our audit committee.

     Executive Officers

     Our executive officers are listed on the table below which is followed by descriptions of all positions and offices held by such persons with us, CSC, CLC and Holdings and the periods during which they have served as such and other information. The term of office of each executive officer continues until the election of executive officers to be held at the next annual meeting of directors or until his successor has been elected. There is no family relationship between any executive officer and any other executive officer or director of us, our subsidiaries, CSC, CLC or Holdings.

Name	Title	Age

Stephen R. Kerrigan	Chairman of the Board and Chief	51
	Executive Officer

Mitchell Blatt	President, Chief Operating Officer	53

Robert M. Doyle	Chief Financial Officer, Senior Vice	48
	President, Treasurer, Secretary

Ramon Norniella	Senior Vice President and President	46
	and Secretary of AWA

Michael E. Stanky	Senior Vice President	53

For information regarding Mr. Kerrigan, see “—Directors” above.

     Mr. Blatt. Mr. Blatt has been President and Chief Operating Officer of Coinmach since November 1995, of CLC since April 1996, and of Holdings since March 2003. Mr. Blatt was the President and Chief Operating Officer of TCC from January 1995 to November 1995. Mr. Blatt was a director of CLC and Coinmach from November 1995 to March 2003. Mr. Blatt joined TCC as Vice President-General Manager in 1982 and was Vice President and Chief Operating Officer from 1988 to 1994.

     Mr. Doyle. Mr. Doyle has been Chief Financial Officer, Senior Vice President, Treasurer and Secretary of Coinmach since November 1995, of CLC since April 1996, of Holdings since November 2002 and of CSC since December 2003. Mr. Doyle was a director of Coinmach from November 1995 to March 2003. Mr. Doyle served as Vice President, Treasurer and Secretary of TCC from January 1995 to November 1995. Mr. Doyle joined TCC’s predecessor in 1986 as Controller. In 1988, Mr. Doyle became Director of Accounting, and was promoted in 1989 to Vice President and Controller.

     Mr. Norniella. Mr. Norniella has been Vice President of Coinmach since 1998, becoming Senior Vice President in April 2000. Mr. Norniella has been President and Secretary of AWA since its incorporation in November 2002. Mr. Norniella was Vice President and General Manager of Macke Laundry Services, Inc.’s Florida region from 1986 through 1992 and its Texas region from 1995 through 1998. Mr. Norniella served as Vice President of Correspondent Banking for Banco del Pichincha from 1993 through 1995.

     Mr. Stanky. Mr. Stanky has been Senior Vice President of CLC since April 1996, of Coinmach since November 1995 and of Holdings since March 2003. Mr. Stanky was a Senior Vice President of Solon from July 1995 to November 1995. Mr. Stanky served Solon in various capacities since 1976, and in 1985 was promoted to Area Vice President responsible for Solon’s South-Central region. Mr. Stanky served as a Co-Chief Executive Officer of Solon from November 1994 to April 1995.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by or paid to the Chief Executive Officer and the next four most highly compensated executive officers (collectively, the “Named Executive Officers”) who had annual compensation in excess of $100,000 for all services rendered in all capacities for the 2005 Fiscal Year, the 2004 Fiscal Year and the 2003 Fiscal Year. Unless otherwise indicated, the Named Executive Officers hold the positions set forth under their names for us and CLC. The amounts in the table below represent the aggregate compensation received by the Named Executive Officers for all services provided as an officer to Holdings, CLC, CSC and/or AWA, as the case may be, for the periods indicated.

	Annual					Long-Term
	Compensation					Compensation
						Common
						Stock	All Other
				Other Annual		Underlying	Compensation
	Fiscal	Salary	Bonus	Compensation		Options	(16)
Name and Principal Position	Year	($)	($)	($)		(#)	($)
Stephen R. Kerrigan	2005	446,250	223,500	163,298	(1)	—	2,157
Chairman of the Board and	2004	446,250	348,125	171,610	(2)	—	2,243
Chief Executive Officer	2003	440,120	497,500	131,952	(3)	—	2,946

Mitchell Blatt	2005	352,753	88,000	236,555	(4)	—	2,157
President and Chief	2004	352,753	113,000	65,893	(5)	—	2,243
Operating Officer	2003	350,753	140,000	57,639	(6)	—	3,016

Robert M. Doyle	2005	274,808	75,000	66,221	(7)	—	2,220
Chief Financial Officer,	2004	257,500	89,375	36,856	(8)	—	2,258
Senior Vice President,	2003	255,337	162,500	32,723	(9)	—	2,324
Secretary and Treasurer

Ramon Norniella	2005	156,923	26,500	16,000	(10)	—	2,016
Senior Vice President of	2004	150,000	70,000	9,472	(11)	—	2,243
Coinmach;	2003	150,000	50,000	9,227	(12)	—	2,827
President and Secretary of
AWA

Michael E. Stanky	2005	202,800	21,600	33,199	(13)	—	2,559
Senior Vice President	2004	202,800	29,300	28,368	(14)	—	2,243
	2003	200,550	89,800	29,125	(15)	—	2,833

(1)	Includes $70,427 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $11,250 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach to Mr. Kerrigan; $27,486 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $2,448 in automobile allowances; $15,058 in club membership fees; $1,774 in life insurance premiums paid by Coinmach on behalf of Mr. Kerrigan; $15,955 in forgiven indebtedness relating to additional units of Holdings issued in July 2004 and $18,900 relating to the taxable event of the distribution of shares of AWA to Holdings. In connection with the IDS Transactions, Mr. Kerrigan received $691,538 relating to the redemption of CLC Class B preferred stock.

(2)	Includes $115,907 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $6,057 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach to Mr. Kerrigan; $28,916 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $3,688 in automobile allowances; $15,268 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach on behalf of Mr. Kerrigan.

(3)	Includes $77,429 in forgiven indebtedness of Mr. Kerrigan and MCS Capital, Inc., an entity controlled by Mr. Kerrigan; $3,750 in interest, calculated at a rate of 7.5% per annum on a loan made by Coinmach to Mr. Kerrigan; $30,187 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $2,084 in automobile allowances; $16,728 in club membership fees; and $1,774 in life insurance premiums paid by Coinmach on behalf of Mr. Kerrigan.

(4)	Includes $127,130 in forgiven indebtedness; $40,716 in interest, calculated at a rate of 8% per annum on a loan issued by Coinmach to Mr. Blatt; $16,696 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $2,031 in automobile allowances; $15,690 in club membership fees; $2,488 in life insurance premiums paid by Coinmach on behalf of Mr. Blatt; $16,109 in forgiven indebtedness relating to additional units of Holdings issued in July 2004 and $15,695 relating to the taxable event of the distribution of shares of AWA to Holdings. In connection with the IDS Transactions, Mr. Blatt received $504,089 relating to the redemption of CLC Class B preferred stock.

(5)	Includes $28,749 in forgiven indebtedness; $17,678 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $2,938 in automobile allowances; $14,040 in club membership fees; and $2,488 in life insurance premiums paid by Coinmach on behalf of Mr. Blatt.

(6)	Includes $23,301 in forgiven indebtedness; $15,304 in interest calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $3,188 in automobile allowances; $13,398 in club membership fees; and $2,448 in life insurance premiums paid by Coinmach on behalf of Mr. Blatt.

(7)	Includes $10,433 in forgiven indebtedness; $12,416 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $5,676 in automobile allowances; $1,450 in life insurance premiums paid by Coinmach on behalf of Mr. Doyle; $29,659 in forgiven indebtedness relating to additional units of Holdings issued in July 2004 and $6,587 relating to the taxable event of the distribution of shares of AWA to Holdings. In connection with the IDS Transactions, Mr. Doyle received $340,612 relating to the redemption of CLC Class B preferred stock.

(8)	Includes $17,164 in forgiven indebtedness; $13,146 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $5,096 in automobile allowances; and $1,450 in life insurance premiums paid by Coinmach on behalf of Mr. Doyle.

(9)	Includes $14,859 in forgiven indebtedness; $13,876 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock of CLC relating to the Going Private Transaction; $2,563 in automobile allowances; and $1,425 in life insurance premiums paid by Coinmach on behalf of Mr. Doyle.

(10)	Includes $3,960 in forgiven indebtedness; $4,712 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction; $875 in automobile allowances; $6,183 in forgiven indebtedness relating to additional units of Holdings issued in July 2004 and $270 relating to the taxable event of the distribution of shares of AWA to Holdings. In connection with the IDS Transactions, Mr. Norniella received $3,237 relating to the redemption of CLC Class B preferred stock.

(11)	Includes $3,960 in forgiven indebtedness; $4,990 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction; and $522 in automobile allowances.

(12)	Includes $3,960 in forgiven indebtedness; $5,267 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction.

(13)	Includes $10,574 in forgiven indebtedness; $12,583 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction; $192 in automobile allowances; $1,803 in life insurance premiums paid by Coinmach on behalf of Mr. Stanky; $5,420 in forgiven indebtedness relating to additional unit of Holdings issued in July 2004 and $2,627 relating to the taxable event of the distribution of shares of AWA to Holdings. In connection with the IDS Transactions, Mr. Stanky received $119,454 relating to the redemption of CLC Class B preferred stock.

(14)	Includes $13,027 in forgiven indebtedness; $13,323 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction; $305 in automobile allowances; and $1,713 in life insurance premiums paid by Coinmach on behalf of Mr. Stanky.

(15)	Includes $13,029 in forgiven indebtedness; $14,063 in interest expense calculated at a rate of 7% per annum on a loan made in connection with the purchase of common stock and preferred stock of CLC relating to the Going Private Transaction; $363 in automobile allowances; and $1,670 in life insurance premiums paid by Coinmach on behalf of Mr. Stanky.

(16)	Represents matching contributions made by Coinmach to the 401(k) Plan (as defined herein).

Employment Agreements

     Employment Agreements of Stephen R. Kerrigan, Mitchell Blatt and Robert M. Doyle. On March 6, 2003, Coinmach, Holdings and each of Stephen R. Kerrigan (and MCS Capital, Inc., or “MCS,” an entity controlled by Mr. Kerrigan), Mitchell Blatt and Robert M. Doyle (each of whom we refer to as a “senior manager”), entered into Senior Management Agreements (which we collectively refer to as the “senior management agreements”). The senior management agreements provide for the annual base salaries for each of Messrs. Kerrigan, Blatt and Doyle, respectively, to be reviewed annually by the Holdings board of managers. As of March 31, 2005, the annual base salaries of Messrs. Kerrigan, Blatt, and Doyle were $446,250, $352,753 and $332,500, respectively. The Holdings board of managers, in its sole discretion, may grant each senior manager an annual bonus. In addition, in the event of certain qualified sales of equity securities or assets of Holdings each senior manager will be entitled to a bonus equal to 2.0 times his annual base salary at the time of such sale, plus the amount of the bonus paid in the most recently completed fiscal year. Each senior manager’s employment is terminable at the will of such senior manager or at the discretion of the Holdings board of managers. Under certain circumstances, the senior managers are entitled to severance pay upon termination of their employment. If employment is terminated by the Holdings board of managers without Cause (as defined in the senior management agreements) or by a senior manager for Good Reason (as defined in the senior management agreements) and not by reason of such senior manager’s death or disability, and no Event of Default (as defined in the senior management agreements) has occurred under any bank credit facility or other facility to which Coinmach is a party, senior managers are entitled to receive severance pay in an amount equal to 2.0 times their respective annual base salaries then in effect, payable in 18 equal monthly installments. If employment is terminated as described above by the Holdings board of managers and an Event of Default has occurred and is continuing under any bank credit facility or other facility to which Coinmach is a party, senior managers are entitled to receive severance pay in an amount equal to their respective annual base salaries then in effect, payable in 12 equal monthly installments. For a period of one year after termination of his employment, a senior manager is subject to both non-competition and non-solicitation provisions. Senior managers are entitled to require Holdings to repurchase the units of Holdings owned by them upon the occurrence of certain events, including the termination of such senior manager without Cause (as defined in the applicable senior management agreement), the termination by the senior manager for Good Reason (as defined in the applicable senior management agreement), and certain qualified sales of the equity securities or assets of Holdings. In the event a senior manager violates the non-competition clause of his senior management agreement or is terminated for any reason, the units of Holdings owned by such senior manager will be subject to repurchase by Holdings and certain other members of Holdings. The units of Holdings owned by the senior managers are subject to customary co-sale rights and rights of first refusal.

     In connection with the IDS Transactions, each of the employment agreements with Mr. Kerrigan and Mr. Doyle were amended and restated to incorporate their employment as Chairman of the Board, President, and Chief Executive Officer of CSC (in the case of Mr. Kerrigan) and as Chief Financial Officer, Senior Vice President, Secretary and Treasurer of CSC (in the case of Mr. Doyle) (in addition to the positions with Coinmach currently described therein). Furthermore, provisions of such employment agreements designating authority or discretion to the Holdings board of managers, including review of annual salaries, granting of an annual bonus, or ability to terminate such employees, were amended to transfer such authority or discretion to the CSC board of directors. CSC was also included as an obligor with respect to certain payment obligations, including those relating to the repurchase of such employees’ equity interests, salary and bonus payments, and severance payments. Annual salaries and bonuses for such employees determined in accordance with such agreements represent compensation for employment services provided to both CSC and Coinmach. The agreements generally provide that, if either employee is terminated by both CSC and Coinmach and either such termination would trigger a severance payment provision, then such employee would only be entitled to one severance payment.

     Employment Agreement of Ramon Norniella. Coinmach entered into an employment agreement with Mr. Norniella, dated as of December 17, 2000, which has a term of one year and is automatically renewable each year for successive one year terms. Such agreement provides for his annual base salary to be reviewed annually by the Coinmach board of directors (which we refer to as the “Coinmach Board”). As of March 31, 2005, Mr. Norniella’s annual base salary was $160,000. The Coinmach Board may, in its discretion, grant Mr. Norniella a performance based annual bonus. The agreement is terminable at the will of Mr. Norniella or at the discretion of the Coinmach Board. Under the terms of such employment agreement, Mr. Norniella is entitled to receive severance pay upon termination of employment by Coinmach without Cause (as defined in such agreement) in an amount equal to his annual base salary then in effect. For a period of two years after termination of his employment, Mr. Norniella is subject to both non-competition and non-solicitation provisions.

     Employment Agreement of Michael E. Stanky. On July 1, 1995, Solon (as predecessor-in-interest to Coinmach) entered into an employment agreement with Mr. Stanky, which is reviewed annually by the Coinmach Board. As of March 31, 2005, Mr. Stanky’s annual base salary was $202,800. Mr. Stanky’s employment is terminable at his will or at the discretion of the Coinmach Board. The Chief Executive Officer of Coinmach, in his sole discretion, may grant Mr. Stanky an annual bonus. If employment is terminated by the Coinmach Board without Cause (as defined in such agreement) and (i) no Event of Default (as defined in such agreement) has occurred and is continuing, Mr. Stanky is entitled to receive severance pay in an amount equal to 1.5 times his annual base salary then in effect, or (ii) an Event of Default has occurred and is continuing, Mr. Stanky will be entitled to receive severance pay in an amount equal to 1.0 times his annual base salary then in effect, in each case payable in 12 equal monthly installments. If Mr. Stanky terminates his employment for Good Reason (as defined in such agreement), he will be entitled to an amount equal to one half of the severance pay described in the immediately preceding sentence, depending on whether an Event of Default has occurred and is continuing, payable over nine or six months, respectively. For a period of one year after termination of his employment, Mr. Stanky is subject to both non-competition and non-solicitation provisions.

Report on Executive Compensation

     Our board of directors or the CSC board of directors, as appropriate, determines the total form and amount of compensation for our executive officers. Executive compensation is based on a performance and rewards compensation system consisting of base salaries and incentives (annual and long-term) that compensate executives for the achievement of levels of performance. Our executive compensation policies are intended to enable us to hire, retain and motivate high-quality executives who meet the immediate business challenges and improve our performance and are designed to pay base salaries and provide total compensation opportunities which reward each executive for contributions to our successes.

     While our board of directors may rely upon quantitative measures or other measurable objective criteria, such as earnings or other indicia of financial performance, in reaching total compensation determinations, our board of directors evaluates executive performance and reaches compensation decisions based upon a subjective and careful analysis of each executive’s specific contributions us as well as the recommendations of our chief executive officer. With respect to the determination of total compensation of the chief executive officer, significant factors taken into account by our board of directors include individual performance and contribution to us, effectiveness of leadership, and our significant strategic accomplishments and achievement of annual business goals.

     In determining the base salaries of executive officers, our board of directors takes into consideration the level of responsibility and experience of each executive officer and the knowledge and skill required. Executive performance is evaluated and any base salary adjustment is based on an evaluation of the individual’s performance and contribution. Each year, the chief executive officer makes recommendations with respect to salary adjustments for all executive officers, which recommendations are reviewed, modified where appropriate and approved or rejected by our board of directors. During the 2005 Fiscal Year, our board of directors approved annual base salaries for each of Messrs. Kerrigan, Blatt, Doyle, Stanky and Norniella of $446,250, $352,753, $332,500, $202,800 and $160,000, respectively.

     In addition to base salaries, our board of directors grants bonuses to executive officers in recognition of their efforts to position us to achieve future growth. After reviewing individual performances, the chief executive officer makes recommendations with respect to bonuses and other incentive awards, which recommendations are reviewed and, to the extent determined appropriate, approved by our board of directors.

     From time to time, we enter into employment contracts or other compensation arrangements with our executive officers. Currently, we have employment agreements with Messrs. Kerrigan, Blatt, Doyle, Stanky and Norniella and certain other key employees. The terms of the agreements with the executive officers are summarized in “—Employment Agreements.”

     In connection with the IDS Transactions, the CSC board of directors formed a compensation committee composed of Messrs. Scheessele, Donnini and Chapman. All future compensation determinations with respect to our executive officers will be made by the compensation committee of the board of directors of CSC.

Stephen R. Kerrigan
Bruce V. Rauner
James N. Chapman
David A. Donnini
Woody M. McGee
John R. Scheessele

401(k) Savings Plan

     Coinmach offers a 401(k) savings plan to all current eligible employees who have completed three months of service. Pursuant to the 401(k) Plan, eligible employees may defer from 2% up to 25% of their salaries up to a maximum level imposed by applicable federal law ($13,000 in 2004 and $14,000 in 2005). The percentage of compensation contributed to the plan is deducted from each eligible employee’s salary and considered tax deferred savings under applicable federal income tax law. Pursuant to the 401(k) Plan, Coinmach contributes matching contribution amounts (subject to the Internal Revenue Code limitation on compensation taken into account for such purpose) of 25% contributed to the 401(k) Plan by the respective eligible employee up to the first 6% of the amount contributed by such employee. Eligible employees become vested with respect to matching contributions made by Coinmach pursuant to a vesting schedule based upon an eligible employee’s years of service. After two years of service, an eligible employee is 20% vested in all matching contributions made to the 401(k) Plan. Such employee becomes vested in equal increments thereafter through the sixth year of service, at which time such employee becomes 100% vested. Eligible participants are always 100% vested in their own contributions, including investment earnings on such amounts.

     Coinmach made matching contributions during the 2005 Fiscal Year to Messrs. Kerrigan, Blatt, Doyle , Norniella and Stanky of $2,157, $2,157, $2,220, $2,016 and $2,559, respectively.

Equity-Based Incentive Plans

     In connection with the IDS Transactions, CSC adopted the Coinmach Service Corp. 2004 Long-Term Incentive Plan, which we refer to as the “2004 LTIP,” and the Coinmach Service Corp. 2004 Unit Incentive Sub-Plan, which we refer to as the “2004 Sub-Plan.”

     The purpose of the 2004 LTIP is to (i) attract and retain qualified individuals, (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals, (iii) provide incentive compensation opportunities that are competitive with those of other similar companies and (iv) further align participants’ interests with those of CSC’s other investors through compensation that is based on CSC’s corporate performance, thereby promoting CSC’s long-term financial interest, including the growth in value of CSC’s equity and enhancement of long-term investor return. To achieve these objectives, the 2004 LTIP provides for the grant of non-qualified options, incentive stock options, stock appreciation rights (which we refer to as an “SAR”), full value awards and cash incentive awards.

     Any IDS-based awards or benefits provided under the 2004 Sub-Plan will be made pursuant to the 2004 LTIP. The compensation committee of CSC’s board of directors (the “Compensation Committee”) will make awards under the 2004 Sub-Plan to selected eligible individuals. It is unknown at this time if, and to what extent, the Compensation Committee may make awards under either the 2004 LTIP or the 2004 Sub-Plan.

     The 2004 LTIP

     The Compensation Committee will select the individuals who will receive awards from among the eligible participants, and determine the form of those awards, the number of shares of stock or IDSs or dollar targets of the awards and all of the applicable terms and conditions of the awards. The Compensation Committee will approve and certify the level of attainment of any performance targets established in connection with awards under the plan as may be required under Section 162(m) of the Internal Revenue Code, as amended (the “Code”).

     Forms of Awards

     Under the 2004 LTIP, the Compensation Committee may grant incentive stock options, which meet the criteria of Section 422 of the Code, and nonqualified options, which are not intended to qualify as incentive stock options, that will be settled in common stock or IDSs. The Compensation Committee may also grant SARs, either in tandem with options or on a stand alone basis. The Compensation Committee may also grant restricted shares (or IDSs) and other cash and security-based awards under the 2004 LTIP. Awards may be settled at the time of grant or vesting, or may be deferred as unit-based rights to be settled at a specified date in the future.

     Maximum Award Levels

     As of March 31, 2005 the board of directors of CSC had authorized up to 2,836,729 shares for issuance under the 2004 LTIP. CSC’s Class A common stock and IDSs are referred to in the 2004 LTIP interchangeably as “shares.” The maximum number of shares available for awards under the 2004 LTIP is 6,583,796 shares, equal to 15% of the aggregate number of outstanding shares of CSC’s Class A common stock and Class B common stock immediately following consummation of the IDS Transactions (such aggregate number being referred to as the “Aggregate CSC Shares Outstanding”). To the extent any shares covered by an award are not delivered to a participant or beneficiary because the award is forfeited or canceled, or the shares are not delivered because the award is settled in cash or used to satisfy the applicable tax withholding obligation, such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares available for delivery under the plans. For purposes of the foregoing, restricted share awards shall not be deemed to have been delivered if they are forfeited or cancelled.

     The maximum number of shares that may be covered by awards granted to any one individual under the 2004 LTIP as an option or a SAR during any calendar year is 658,379, equal to 1.5% of the Aggregate CSC Shares Outstanding. For awards that are intended to be “performance-based compensation” (as that term is used for purposes of Code section 162(m)), no more than 1.5% of the Aggregate CSC Shares Outstanding may be subject to such awards granted to any one individual during any one calendar-year period. For cash incentive awards, that are intended to be “performance-based compensation,” no more than $100,000 may be payable with respect to such awards to any one individual for each month in the applicable performance period.

     Eligibility

     All employees and directors, as well as consultants and other persons providing services to CSC, are eligible to become participants in the 2004 LTIP, except that non-employees may not be granted incentive stock options. The specific individuals who initially will be granted awards under the 2004 LTIP and the type and amount of any such awards will be determined by the Compensation Committee.

     Option Awards

     Options awarded may be either incentive stock options or nonqualified options. Options will expire no later than the tenth anniversary of the date of grant. The per share exercise price of incentive stock options may not be less than the fair market value of a share on the date of grant. The Compensation Committee may establish vesting or performance requirements which must be met prior to the exercise of the options. Options under the 2004 LTIP may be granted in tandem with SARs. The Compensation Committee shall have the discretion to grant options with dividend equivalent rights.

     Stock Appreciation Rights

     An SAR entitles the participant to receive the amount, in cash or shares, by which the fair market value of a specified number of shares on the exercise date exceeds an exercise price established by the Compensation Committee. The Compensation Committee may grant an SAR independent of any option grant and may grant and option and SAR in tandem with each other, and SARs and options granted in tandem may be granted on different dates but may have the same exercise price. An SAR shall be exercisable in accordance with the terms established by the Compensation Committee. The Compensation Committee, in its discretion, may impose such conditions, restrictions, and contingencies on shares acquired pursuant to the exercise of an SAR as the Compensation Committee determines to be desirable. In no event will an SAR expire more than ten years after the grant date.

     Full Value Awards

     A “full value award” is a grant of one or more shares or a right to receive one or more shares in the future, with such shares subject to one or more of the following, as determined by the Compensation Committee:

•	the grant may be in return for previously performed services, or in return for the participant surrendering other compensation that may be due;

•	the grant may be contingent on the achievement of performance or other objectives during a specified period; and

•	the grant may be subject to a risk of forfeiture or other restrictions that lapse upon the achievement of one or more goals relating to completion of service by the participant, or the achievement of performance or other objectives.

     Performance-Based Awards

     The Compensation Committee may also grant performance-based awards under the 2004 LTIP. A performance award is a grant of a right to receive shares or share units which is contingent on the achievement of performance or other objectives during a specified performance period. A performance award can be a grant of a right to receive a designated dollar value amount of shares, cash or combination thereof, which is contingent on the achievement of performance or other objectives during a specified period.

     Section 162(m) of the Code requires that performance awards be based upon objective performance measures in order to be deductible if they and other compensation paid to an executive officer in any year are in excess of $1 million. The Compensation Committee may designate whether any such award being granted to any participant is intended to be “performance-based compensation” as that term is used in section 162(m) of the Code.

Any such awards designated as intended to be “performance-based compensation” shall be conditioned on the achievement of one or more performance measures, to the extent required by Section 162(m) of the Code. The performance measures that may be used by the Compensation Committee for such awards shall be based on any one or more of the following, as selected by the Compensation Committee:

•	Earnings, including operating income or net income, earnings before interest and taxes, earnings before interest, taxes, depreciation and amortization, or earnings per share;

•	Financial return ratios, including return on investment, invested capital, equity or assets;

•	Increases in revenue, operating or net cash flows, cash flow return on investment or net operating income;

•	Market share; debt load reduction, expense management or economic value added;

•	Total stockholder return, stock price, distributions per share or aggregate distributions; and

•	Strategic business objectives, consisting of one or more objectives based on meeting specific cost targets, business expansion goals and goals relating to acquisitions or divestitures.

     Performance measures may be based on the performance of CSC as a whole or any of its business units, and may be expressed as relative to the comparable measures at comparison companies or a defined index. Partial achievement of the performance targets may result in a payment or vesting based upon the degree of achievement. In establishing any performance targets, the Compensation Committee may include or exclude special items as identified in CSC’s quarterly or annual earnings releases.

     Adjustments

     In the event of a corporate transaction involving CSC (including, without limitation, any stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the Compensation Committee may adjust outstanding awards to preserve the benefits or potential benefits of the awards. The adjustments, in the discretion of the Compensation Committee, may include: (i) adjustment of the number and kind of shares which may be delivered under the plans, (ii) adjustment of the number and kind of shares subject to outstanding awards, (iii) adjustment of the exercise price of outstanding options and SARs, and (iv) any other adjustments that the committee determines to be equitable.

     Change in Control

     Generally, upon a change in control of CSC (as defined in the 2004 LTIP), all outstanding options and SARs will become fully exercisable and all full value awards (such as share units, restricted shares, restricted share units), will become fully vested; provided, however, that if the vesting was based upon the level of performance achieved, such awards shall be fully earned and vested (and all performance measures deemed to be achieved).

     Amendment and Termination

     With certain exceptions and subject to applicable law, CSC’s board of directors may, at any time, amend or terminate the 2004 LTIP, and any sub-plan or program thereunder, and may amend any award agreement, provided, that no amendment or termination may, in the absence of written consent to the change by the affected participant (or, if the participant is not then living, the affected beneficiary), adversely affect the rights of any participant or beneficiary under any award granted under the plan prior to the date such amendment is adopted by CSC board of directors.

     2004 Sub-Plan

     Executive officers and other senior employees to be identified by the Compensation Committee will be eligible to participate in the 2004 Sub-Plan. The purpose of the 2004 Sub-Plan will be to strengthen the mutuality of interests between the 2004 Sub-Plan participants and holders of IDSs. Any benefits provided pursuant to the 2004 Sub-Plan shall be provided under the 2004 LTIP. The 2004 Sub-Plan will be administered by the Compensation Committee, which shall have the power to, among other things, determine (1) those individuals who will participate in the 2004 Sub-Plan, (2) the level of participation of each participant, (3) the conditions, if any, that must be satisfied in order for the participants to receive benefits under the plan (including establishing specified performance targets that must be achieved in order for the pool to be created and amounts to be allocated to the participants), (4)

the method and timing of any payment under the plan, and (5) the right to modify or replace performance measures for any performance period. Under the 2004 Sub-Plan, no more than $100,000 may be payable to any one individual for each month in the applicable performance period. The 2004 Sub-Plan is an unfunded plan.

     Under the 2004 Sub-Plan, an incentive pool will be established if and to the extent that the amount by which the per IDS distributions, which includes both interest and dividend payments (the “Distributions per IDS”), exceed a minimum per IDS distributable threshold amount (determined without regard to distributions under the 2004 Sub-Plan) (the “Base Distributions per IDS”) for each performance period. The performance periods will generally coincide with CSC’s fiscal years, however the initial performance period will begin on the effective date of the plan and end on March 31, 2005. The Compensation Committee will have the sole and absolute discretion to determine if and when any amounts are paid from the bonus pool and whether such payments are to be made in the form of IDSs and/or cash. Any amount allocated to the bonus pool for any performance period which is not paid out shall be carried over and added to the bonus pool for the following performance period. The Base Distributions per IDS target will be set by the Compensation Committee. The amount of the bonus pool will be based on a set range of percentages of the aggregate Distributions per IDS in excess of the aggregate Base Distributions per IDS depending on the level of such excess. Subject to applicable law, the Compensation Committee has the power to amend or terminate the 2004 Sub-Plan at any time. The plan shall expire, unless earlier terminated, on the tenth anniversary of its effective date. CSC intends for the 2004 Sub-Plan to be a performance-based compensation arrangement within the meaning of Section 162(m) of the Code, in order to ensure the full deductibility of all payments made under the Sub-Plan to executive officers and other senior employees whose compensation could otherwise be subject to limitations on deductibility.

CLC Equity Participation Purchase Program

     Prior to the Going Private Transaction, certain of our employees acquired shares of common stock and preferred stock of CLC at fixed prices and on terms determined by the board of directors of CLC. The shares of common stock acquired were subject to vesting requirements, typically four years from the date of the acquisition. All of the shares of capital stock issued under the equity participation purchase program were contributed to Holdings in exchange for substantially equivalent equity interests in Holdings. As a result of prior issuances under the equity participation purchase program, as of March 31, 2005, 27,046,965 common units and 693 Class C preferred units of Holdings were outstanding.

Compensation of Directors

     Employee directors do not receive compensation for services provided as a Director. Non-employee directors receive an annual retainer payable in advance. CSC pays each of our non-employee directors an annual retainer, attendance fees, committee chair retainers (if applicable) and committee retainers (if applicable) for their service on the board of directors and committees of CSC and its subsidiaries. The annual retainer is $35,000 per year, payable quarterly. The attendance fees are $2,000 per board meeting of the board of directors of CSC, plus $2,000 for each regularly scheduled committee meeting attended, payable quarterly. The committee chair for the audit committee receives an annual committee chair retainer of $15,000, payable quarterly. The non-chair audit committee member receives an annual retainer of $10,000, payable quarterly. Employee directors are not eligible for the annual retainer or attendance fees.

     Directors are reimbursed by CSC for travel and entertainment expenses incurred while attending board of directors or committee meetings or while on our or CSC business, including first class airfare between their home cities and the location of the meeting, business meals while on our or CSC business, ground transportation and miscellaneous expenses such as tips and mileage. Hotel charges are billed directly to the CSC for directors attending board of directors or committee meetings.

Compensation Committee Interlocks and Insider Participation

     During the 2005 Fiscal Year, all compensation matters were addressed by our board of directors, the Holdings board of managers or our Chief Executive Officer, as appropriate. All future compensation matters will be addressed by our board of directors, the compensation committee of the CSC board of directors or our Chief

Executive Officer, as appropriate. None of our directors and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 31, 2005, Coinmach had 100 shares of common stock, par value $.01 per share, issued and outstanding, all of which were owned by CLC.

     The following table sets forth certain information, as of March 31, 2005, regarding beneficial ownership of CSC’s Class A Common Stock and Class B Common Stock by: (i) each of our directors, (ii) each of the Named Executive Officers (iii) all our directors and the Named Executive Officers as a group and (iv) each beneficial owner of more than 5 percent of the CSC’s Class A Common Stock and Class B Common Stock:

Interests Beneficially Owned

Name (1)	Class A Common Stock			Class B Common Stock		% of Aggregate
	# of Shares		% of Class	# of Shares	% of Class	Voting Power
Directors and Executive Officers
Coinmach Holdings, LLC	—		—	24,980,445	100%	72.5%
Stephen R. Kerrigan	—		—	—	—	—
Mitchell Blatt	—		—	—	—	—
Robert M. Doyle	2,500		*	—	—	*
Michael E. Stanky	5,625		*	—	—	*
Ramon Norniella	—		—	—	—	—
James N. Chapman	1,000		*	—	—	*
Bruce V. Rauner (2)	2,199,413		11.6%	24,980,445	100%	75.7%
David A. Donnini (2)	2,199,413		11.6%	24,980,445	100%	75.7%
John R. Scheessele	—		—	—	—	—
Woody M. McGee	—		—	—	—	—
All Officers and Directors as a group (11 persons) (2)(3)	2,208,538		11.7%	24,980,445	100%	75.7%
Other Stockholders
GTCR-CLC, LLC (2)(4)	2,199,413		11.6%	24,980,445	100%	75.7%
FMR Corp. (5)(6)	2,407,900	(7)	12.7%	—	—	3.5%
The Northwestern Mutual Life Insurance Company (8)(9)	1,450,000	(10)	7.7%	—	—	2.1%

*	Less than 1 percent of the issued and outstanding shares.

(1)	All addresses for directors and executive officers are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803.

(2)	All shares of Class B common stock shown are held by Holdings. GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the Managing Member, is a member of and effectively controls Holdings. The shares of Class A common stock shown are held by GTCR Mezzanine Partners, L.P. Messrs. Rauner and Donnini are principals of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P and GTCR Mezzanine Partners, L.P. Messrs. Rauner and Donnini disclaim beneficial ownership of such shares.

(3)	In calculating the common stock beneficially owned by executive officers and directors as a group, the common stock owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(4)	C/O GTCR Golden Rauner LLC, Sears Tower #6100, Chicago, Illinois 60606-6402.

(5)	Beneficial ownership is based on information contained in a Schedule 13G filed by FMR Corp. with the Securities and Exchange Commission on January 10, 2005.

(6)	Address is 82 Devonshire Street, Boston, Massachusetts 02109.

(7)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the securities as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital & Income Fund, amounted to 1,522,000 shares or 8.048% of the Income Deposit Security outstanding.

(8)	Beneficial ownership is based on information contained in a Schedule 13G filed by The Northwestern Mutual Life Insurance Company with the Securities and Exchange Commission on February 10, 2005.

(9)	Address is 720 East Wisconsin Avenue, Milwaukee, Wisconsin, 53202.

(10)	Amount Beneficially Owned: 1,450,000 shares. Of such amount, 1,400,000 shares are owned directly by The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). Northwestern Mutual may be deemed to be the indirect beneficial owner of the balance of such shares as follows: 50,000 shares are owned by The Northwestern Mutual Life Insurance Company Group Annuity Separate Account (“GASA”).

     The following table sets forth certain information regarding beneficial ownership of the Holdings’ equity interests by: (i) each of the our directors, (ii) each of the Named Executive Officers, (iii) all of our directors and the Named Executive Officers as a group and (iv) each beneficial owner of more than 5 percent of Holdings’ equity interests:

Name (1)	Number of Units		Percent of each Unit Class
	Common Units	Class C Preferred Units	Common Units	Class C Preferred Units
Directors and Executive Officers
Stephen R. Kerrigan (2)	9,270,914	3,403.357	5.25%	2.52%
Mitchell Blatt	8,326,400	3,832.687	4.71%	2.83%
Robert M. Doyle	4,865,898	762.664	2.76%	*
Michael E. Stanky	2,458,122	367.542	1.39%	*
Ramon Norniella	700,000	63	*	*
James N. Chapman	1,456,436	109.795	*	*
Bruce V. Rauner (3)	116,133,474	104,520.126	65.76%	77.25%

Name (1)	Number of Units			Percent of each Unit Class
	Common Units	Class C Preferred Units		Common Units	Class C Preferred Units
David A. Donnini (4)	116,133,474	104,520.126		65.76%	77.25%
John R. Scheessele	—	—		—	—
Woody M. McGee	—	—		—	—
All Officers and Directors as a group (11 persons)(5)	143,211,244	113,059.171	(6)	81.09%	83.57%
Other Stockholders
GTCR-CLC, LLC (3)(4)	116,133,474	104,520.126		65.76%	77.25%

*	Percentage of units beneficially owned does not exceed 1% of the outstanding units of such class.

(1)	All directors and stockholders’ addresses are c/o Coinmach Laundry Corporation, 303 Sunnyside Blvd., Suite 70, Plainview, New York 11803

(2)	All common units and Class C preferred units are beneficially owned by MCS Capital, Inc., a corporation controlled by Mr. Kerrigan.

(3)	All common units and Class C preferred units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Rauner is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Rauner disclaims beneficial ownership of such units.

(4)	All common units and Class C preferred units are held by GTCR-CLC, LLC, of which GTCR Fund VII, L.P. is the managing member. Mr. Donnini is a principal of GTCR Golder Rauner, L.L.C., the General Partner of GTCR Partners VII, L.P., which is the General Partner of GTCR Fund VII, L.P. Mr. Donnini disclaims beneficial ownership of such units.

(5)	In calculating the common units beneficially owned by executive officers and directors as a group, 116,133,474 units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

(6)	In calculating the Class C preferred units beneficially owned by the executive officers and directors as a group, 104,520 Class C preferred units owned by GTCR-CLC, LLC and included in the beneficial ownership amounts of each of Messrs. Rauner and Donnini are included only once.

Change of Control

     Pursuant to the terms of the Senior Secured Credit Facility, upon the occurrence of an Event of Default (as defined therein), the lenders under the Senior Secured Credit Facility have the right to foreclose on all of the outstanding shares of common stock of Coinmach issued to CLC and pledged to such lenders by CLC pursuant to the terms and conditions of the Senior Secured Credit Facility.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Services

     During the 2005 Fiscal Year, Coinmach paid Mr. Chapman, a member of each of the Coinmach board of directors, the CSC board of directors, the Holdings board of managers and the CLC board of directors, $180,000 for general financial advisory and investment banking services. Additionally, CSC paid a one-time fee of $500,000 to Mr. Chapman in connection with the IDS Transactions.

Registration Agreement

     On March 6, 2003, Holdings entered into a registration agreement (the “Registration Rights Agreement”), with GTCR-CLC, LLC (“GTCR-CLC”), Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the “Registration Rights Holders”). Pursuant to the Registration Rights Agreement, Holdings granted the Registration Rights Holders certain rights with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”), for resale to the public, of the Registrable Securities (as defined in the Registration Rights Agreement) of Holdings owned directly or indirectly by each of them. The Registration Rights Agreement provides, among other things and subject to limitations, that certain of the Registration Rights Holders have “demand” registration rights, pursuant to which they may request registration under the Securities Act of all or a portion of their Registrable Securities. The Registration Rights Agreement also grants the Registration Rights Holders “piggyback” registration rights, pursuant to which they may request inclusion of their Registrable Securities in a registration statement proposed to be filed by Holdings under the Securities Act. The Registration Rights Agreement provides for customary provisions regarding the priority among the Registration Rights Holders with respect to the number of Registrable Securities to be registered pursuant to any demand or piggyback registration and indemnification by Holdings of the Registration Rights Holders.

Certain Loans to Members of Management

     Generally

     As of June 1, 2005, Messrs. Kerrigan (directly and indirectly through MCS,), Blatt, Doyle, Stanky and Norniella each owed Coinmach, CLC and/or Holdings $517,625 (which includes $45,394 owed in connection with the purchase of common stock of CLC), $394,138, $166,932, $169,181 and $63,360, respectively, plus interest accrued and unpaid interest thereon. Since the beginning of the 2005 fiscal year, the largest aggregate amount owed to Coinmach and/or CLC by Messrs. Kerrigan (directly and indirectly through MCS), Blatt, Doyle, Stanky and Norniella at any one time during such period was $588,053, $521,268, $177,365, $179,755 and $67,320, respectively, plus accrued and unpaid interest thereon.

     Equity Purchase Loans

     On December 17, 2000, each of MCS and Messrs. Doyle, Stanky and Norniella, and on September 6, 2001, Mr. Blatt, entered into promissory notes (which we collectively refer to as the “management promissory notes”) in favor of CLC in connection with the purchase of shares of common stock of CLC under Coinmach’s equity participation purchase program in original principal amounts of $408,547, $208,664, $211,476, $280,607 and $79,200, respectively. On March 6, 2003, each of MCS and Messrs. Blatt, Doyle, Stanky and Norniella entered into amended and restated promissory notes (which we refer to as the “amended management promissory notes”) with CLC on identical terms as the management promissory notes in substitution and exchange for the management promissory notes. See “—Management Contribution Agreements”. The obligations under the amended management promissory notes are payable in installments over a period of ten years, accrue interest at a rate of 7% per annum, may be prepaid in whole or in part at any time and are secured by a pledge of certain membership units of Holdings held by each borrower thereunder. Since April 1, 2004, CLC forgave the repayment of approximately $47,913, $30,727, $22,849, $23,157 and $8,672 of principal and interest owed by each of MCS, Mr. Blatt, Mr. Doyle, Mr. Stanky, and Mr. Norniella, respectively, under such loans.

     Relocation and Other Loans

     On May 5, 1999, Coinmach extended a loan to Mr. Blatt in a principal amount of $250,000, which loan was evidenced by a promissory note, (which we refer to as the “Blatt original note,”) providing, among other things, that the outstanding loan balance was payable on May 5, 2002, that interest accrue thereon at a rate of 8% per annum and that the obligations under such loan are secured by a pledge of certain common stock of CLC held by Mr. Blatt. On March 15, 2002, Coinmach and Mr. Blatt entered into a replacement promissory note, (which we refer to as the “Blatt replacement note”), on identical terms as the Blatt original note in substitution and exchange for the Blatt original note, except that (i) the Blatt replacement note is in an original principal amount of $282,752, (ii) the outstanding loan balance under the Blatt replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and (iii) the obligations under the Blatt replacement note, pursuant to an amendment to the Blatt replacement note dated March 6, 2003, are secured by a pledge of certain preferred and common units of Holdings held by Mr. Blatt. If Mr. Blatt ceases to be employed by Coinmach as a result of (i) a change in control of Coinmach, (ii) the death or disability of Mr. Blatt while employed by Coinmach or (iii) a termination by Mr. Blatt for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Blatt replacement note are required to be forgiven as of the date of such termination event. If Mr. Blatt’s employment is terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Blatt replacement note will become due and payable within 30 business days following the termination of Mr. Blatt’s employment.

     In connection with the establishment of a corporate office in Charlotte, North Carolina and the relocation of Mr. Kerrigan to such office in September 1996, Coinmach extended a loan in February 1997 to Mr. Kerrigan in the principal amount of $500,000 (which we refer to as the “Kerrigan relocation loan”). The Kerrigan relocation loan provides for the repayment of principal and interest in five equal annual installments commencing in July 1997 (each such payment date referred to as a “payment date”) and accrual of interest at a rate of 7.5% per annum. During the fiscal year ended March 31, 1998, the Coinmach board of directors determined to extend the Kerrigan relocation loan an additional five years providing for repayment of outstanding principal and interest in equal annual installments ending July 2006. The Kerrigan relocation loan provides that payments of principal and interest will be forgiven on each payment date provided that Mr. Kerrigan is employed by Coinmach on such payment date. If Mr. Kerrigan ceases to be employed by Coinmach as a result of (i) a change in control of Coinmach, (ii) the death or disability of Mr. Kerrigan while employed by Coinmach or (iii) a termination by Mr. Kerrigan for cause (each such event being referred to as a “termination event”), then all outstanding amounts due under the Kerrigan Relocation Loan are required to be forgiven as of the date of such termination event. If Mr. Kerrigan’s employment is terminated upon the occurrence of any event that is not a termination event, then all outstanding amounts due under the Kerrigan relocation loan will become due and payable within 30 business days following the termination of Mr. Kerrigan’s employment.

Securityholders Agreement

     Holdings and CSC are parties to an Amended and Restated Securityholders Agreement, dated November 24, 2004 (the “Securityholders Agreement”), with GTCR-CLC, Jefferies & Company, Inc., Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman, and the investors named therein (collectively, the “Securityholders”). The Securityholders Agreement provides that GTCR-CLC shall have the ability to designate for election a majority of the Holdings board of managers for so long as GTCR owns in the aggregate at least 50% of the securities of Holdings held by GTCR-CLC. The Securityholders Agreement also provides for certain restrictions on issuances and transfers of any of Holdings’ units purchased or otherwise acquired by any Securityholder including, but not limited to, provisions providing (i) Securityholders with certain limited participation rights in certain proposed transfers; (ii) certain Securityholders with limited first refusal rights in connection with certain proposed transfers of Holdings’ units or shares of CSC Class B Common Stock; and (iii) that if Holdings authorizes the issuance or sale of any Common Units or any securities convertible, exchangeable or exercisable for Common Units, Holdings will first offer to sell to the Securityholders a specified percentage of the Common Units sold in such issuance. Under the Secuityholders Agreement, upon approval by the Holdings board of managers and holders of a majority of the Common Units of Holdings then outstanding of a sale of all or substantially all of Holdings’ assets or outstanding units (whether by merger, recapitalization, consolidation, reorganization, combination or otherwise), each Securityholder shall vote for such sale and waive any dissenters’ rights, appraisal rights or similar rights in connection therewith.

Management Contribution Agreements

     On March 5, 2003, Holdings entered into separate management contribution agreements (which we collectively refer to as the “management contribution agreements”), with Messrs. Kerrigan (and MCS), Blatt, Doyle, Stanky and Chapman (whom we collectively refer to as the “management stockholders”). Pursuant to the management contribution agreements, the management stockholders agreed to contribute to Holdings all of the capital stock of CLC and all of the AWA common stock owned by each of them in exchange for substantially equivalent equity interests (in the form of Holdings common units and certain Holdings’ preferred units) in Holdings. Pursuant to such agreements, the management stockholders also assigned to Holdings their right to receive the dividend that CLC declared on March 5, 2003. The management contribution agreements with Mr. Chapman and Mr. Stanky further provide that the units of Holdings held by each of them are subject to customary rights of first refusal. In addition, the management contribution agreement with Mr. Stanky provides that if Mr. Stanky violates the non-competition clause of his employment agreement or he is terminated for any reason, the units of Holdings owned by him will be subject to repurchase by Holdings and certain other members of Holdings.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Coinmach’s annual financial statements for years ended March 31, 2005 and 2004, and fees billed for other services rendered by Ernst & Young during those periods (in thousands).

	Year ended March 31,
Type of Fees	2005	2004
Audit fees	$395,000	$344,000
Audit related fees	17,000	16,000
Tax fees	152,000	174,000
All other fees	—	—

Total	$564,000	$534,000

     In the above table, “audit fees” are fees billed by Ernst & Young LLP and include fees associated with the annual audit of the Coinmach’s consolidated financial statements included in Form 10-K and the review of financial condensed statements included in Form 10-Q’s; “audit related fees” are fees billed by Ernst & Young LLP and include fees for assurance and related services that are traditionally performed by Ernst & Young LLP including employee benefit plan audits, consultation services related to compliance with the Sarbanes-Oxley Act of 2002, and other items reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees billed by Ernst & Young LLP and include fees for tax compliance, tax advice, tax return preparation and tax planning; and “all other fees” include fees billed by Ernst & Young LLP for any services not included in the above mentioned categories.

     The audit committee of the CSC board of directors is responsible for appointing, setting compensation and overseeing the work of our independent auditor. The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by our independent auditor.

     On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the audit committee approves the engagement of an independent auditor. No services have been or will be undertaken which are not pre-approved. On a periodic basis, management reports to the audit committee regarding the actual spending for such projects and services compared to the approved amounts.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules required to be filed in satisfaction of Item 8 — see Index to Consolidated Financial Statements and Schedule appearing on Page F-1. Schedules not required have been omitted.

(b)	Reports on Form 8 K: On February 9, 2005 we filed a Current Report on Form 8-K regarding the election of Woody M. McGee to our board of directors. On February 11, 2005 we filed a Current Report on Form 8-K regarding CSC’s announcement of its consolidated results of operations for the three-month period ended December 31, 2004 and declaration of dividends on its Class A common stock and Class B common stock.

(c)	Exhibits: Those exhibits required to be filed by Item 601 of Regulation S-K under the Securities Act are listed in the Exhibit Index and such listing is incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coinmach Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Plainview, State of New York on June 9, 2005.

COINMACH CORPORATION
By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: June 9, 2005	By:	/s/ STEPHEN R. KERRIGAN
Stephen R. Kerrigan
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2005	By:	/s/ ROBERT M. DOYLE
Robert M. Doyle
Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 9, 2005	By:	/s/ BRUCE V. RAUNER
Bruce V. Rauner
Director

Date: June 9, 2005	By:	/s/ DAVID A. DONNINI
David A. Donnini
Director

Date: June 9, 2005	By:	/s/ JAMES N. CHAPMAN
James N. Chapman
Director

Date: June 9, 2005	By:	/s/ WOODY M. McGEE
Woody M. McGee
Director

Date: June 9, 2005	By:	/s/ JOHN R. SCHEESSELE
John R. Scheessele
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES ACT

     We have not sent any annual report to security holders covering our 2005 Fiscal Year. In addition, we have not sent any proxy statement, form of proxy of other proxy soliciting material to more than ten of our security holders with respect to any annual or other meeting of our security holders.

Coinmach Corporation and Subsidiaries

(All other financial schedules have been omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
 Coinmach Corporation

We have audited the accompanying consolidated balance sheets of Coinmach Corporation and Subsidiaries (the “Company”) as of March 31, 2005 and March 31, 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coinmach Corporation and Subsidiaries at March 31, 2005 and March 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
May 24, 2005

Coinmach Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$56,840	$31,620
Receivables, less allowance of $3,794 and $2,892	6,486	6,207
Inventories	12,432	11,508
Assets held for sale	2,475	2,560
Prepaid expenses	5,031	5,097
Interest rate swap asset	832	—
Other current assets	2,582	1,974

Total current assets	86,678	58,966
Advance location payments	72,222	73,253
Property, equipment and leasehold improvements:
Laundry equipment and fixtures	526,158	479,781
Land, building and improvements	34,729	30,053
Trucks and other vehicles	32,507	27,590

	593,394	537,424
Less accumulated depreciation and amortization	(329,130)	(253,736)

Net property, equipment and leasehold improvements	264,264	283,688
Contract rights, net of accumulated amortization of $100,975 and $87,139	309,698	323,152
Goodwill	204,780	204,780
Other assets	7,619	15,670

Total assets	$945,261	$959,509

Liabilities and Stockholder’s equity
Current liabilities:
Accounts payable	$22,554	$20,407
Accrued expenses	10,575	8,928
Accrued rental payments	30,029	31,855
Accrued interest	7,987	7,549
Interest rate swap liability	—	3,597
Current portion of long-term debt	17,704	9,149

Total current liabilities	88,849	81,485
Deferred income taxes	68,940	75,749
Long-term debt	554,570	708,482
Intercompany loan	81,670	—
Due to Parent	51,534	50,036

Total liabilities	845,563	915,752

Stockholder’s equity:
Common stock, par value $.01:
1,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par value	286,629	121,065
Accumulated other comprehensive income (loss), net of tax	492	(2,006)
Accumulated deficit	(187,423)	(75,302)

Total stockholder’s equity	99,698	43,757

Total liabilities and stockholder’s equity	$945,261	$959,509

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Operations
(In Thousands)

	Year ended March 31,
	2005	2004	2003
Revenues	$538,604	$531,088	$535,179

Costs and expenses:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	367,974	365,709	366,539
General and administrative	8,843	8,756	8,569
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Other items, net	855	230	(454)

	488,112	483,272	478,832

Operating income	50,492	47,816	56,347

Interest expense	56,253	57,377	58,167
Interest expense — escrow interest	941	—	—
Transaction costs	17,389	—	—

Loss before income taxes	(24,091)	(9,561)	(1,820)

(Benefit) provision for income taxes:
Current	—	104	359
Deferred	(8,745)	(3,619)	109

	(8,745)	(3,515)	468

Net loss	($15,346)	($6,046)	($2,288)

See accompanying notes

Coinmach Corporation and Subsidiaries

Consolidated Statements of Stockholder’s Equity
(In thousands, except share data)

			Capital	Accumulated
			In Excess	Other		Total
	Common Stock		of Par	Comprehensive	Accumulated	Stockholder's
	Shares	Amount	Value	Income (Loss)	Deficit	Equity
Balance, March 31, 2002	100	$—	$117,391	$—	($66,968)	$50,423
Net loss	—	—	—	—	(2,288)	(2,288)
Loss on derivative instruments, net of income tax of $1,338	—	—	—	(2,007)	—	(2,007)

Total comprehensive loss						(4,295)
Capital contribution	—	—	1,000	—	—	1,000
Contribution of RDI Investment	—	—	2,674	—	—	2,674

Balance, March 31, 2003	100	—	121,065	(2,007)	(69,256)	49,802
Net loss	—	—	—	—	(6,046)	(6,046)
Gain on derivative instruments	—	—	—	1	—	1

Total comprehensive loss						(6,045)

Balance, March 31, 2004	100	—	121,065	(2,006)	(75,302)	43,757
Capital contribution	—	—	165,564	—	—	165,564
Dividends	—	—	—	—	(96,775)	(96,775)
Net loss	—	—	—	—	(15,346)	(15,346)
Gain on derivative instruments, net of income tax of $1,931	—	—	—	2,498	—	2,498

Total comprehensive loss						(12,848)

Balance, March 31, 2005	100	$—	$286,629	$492	($187,423)	$99,698

See accompanying notes.

Coinmach Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands of dollars)

	Year ended March 31,
	2005	2004	2003
Operating activities
Net loss	$(15,346)	$(6,046)	$(2,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,431	72,529	67,161
Amortization of advance location payments	19,578	20,576	21,214
Amortization of intangibles	14,431	15,472	15,803
Gain on sale of investment and equipment	(557)	(1,232)	(3,532)
Deferred income taxes	(8,745)	(3,619)	109
Amortization of deferred issue costs	2,139	2,414	2,439
Premium on redemption of 9% Senior Notes	11,295	–	–
Write-off of deferred issue costs	3,475	–	–
Change in operating assets and liabilities, net of businesses acquired:
Other assets	1,013	(1,383)	126
Receivables, net	(279)	4,246	1,430
Inventories and prepaid expenses	(738)	2,246	(1,292)
Accounts payable and accrued expenses, net	1,906	(6,780)	2,950
Accrued interest	438	(545)	554

Net cash provided by operating activities	105,041	97,878	104,674

Investing activities
Additions to property, equipment and leasehold improvements	(53,444)	(65,460)	(66,238)
Advance location payments to location owners	(18,051)	(21,272)	(20,447)
Additions to net assets related to acquisitions of businesses	(628)	(3,615)	(1,976)
Proceeds from sale of investment	277	1,022	6,585
Proceeds from sale of property and equipment	919	876	746

Net cash used in investing activities	(70,927)	(88,449)	(81,330)

Coinmach Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)
(In thousands of dollars)

	Year ended March 31,
	2005	2004	2003
Financing activities
Proceeds from credit facility	$–	$8,700	$18,000
Repayments under credit facility	(19,830)	(9,613)	(36,750)
Redemption of 9% Senior Notes	(125,500)	–	–
Payment of premium on 9% Senior Notes	(11,295)	–	–
Capital contribution from Parent	165,564	–	–
Dividends paid to Parent	(96,775)	–	–
Principal payments on capitalized lease obligations	(4,331)	(3,995)	(3,981)
Borrowings (repayments) from bank and other borrowings	105	498	(16)
Net borrowings (repayments) to Parent	1,498	(827)	(989)
Proceeds from intercompany loan	81,670	–	–

Net cash used in financing activities	(8,894)	(5,237)	(23,736)

Net increase (decrease) in cash and cash equivalents	25,220	4,192	(392)
Cash and cash equivalents, beginning of year	31,620	27,428	27,820

Cash and cash equivalents, end of year	$56,840	$31,620	$27,428

Supplemental disclosure of cash flow information
Interest paid	$54,617	$55,614	$55,300

Income taxes paid	$301	$60	$325

Non cash investing and financing activities
Acquisition of fixed assets through capital leases	$4,199	$3,929	$3,554

Contribution of RDI Investment	$–	$–	$2,674

See accompanying notes.

Coinmach Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

     The consolidated financial statements of Coinmach Corporation, a Delaware corporation, includes the accounts of all wholly-owned subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a wholly-owned subsidiary of Coinmach Laundry Corporation (“Laundry Corp.” or the “Parent”), which in turn is a wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”).

     On November 24, 2004, CSC completed an initial public offering of Income Deposit Securities (IDSs) and a concurrent offering of 11% senior secured notes due 2024 sold separate and apart from the IDSs. In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings LLC (“Holdings”) exchanged its Laundry Corp. capital stock and all of its shares of common stock of Appliance Warehouse of America, Inc., a Delaware corporation (“AWA”) jointly-owned by the Company and Holdings, to CSC for CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings. The offerings and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.” Unless otherwise specified herein, references to the “Company,” “Coinmach,” “we,” “our” shall mean Coinmach Corporation and its subsidiaries.

     CSC used a portion of the proceeds from the IDS Transactions to make an intercompany loan (the “Intercompany Loan”) to Coinmach in the aggregate principal amount of approximately $81.7 million and an indirect capital contribution (the “Capital Contribution”) through Laundry Corp. aggregating approximately $165.6 million. These proceeds were used to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s Senior Secured Credit Facility and (iii) make a $93.5 million dividend payment to Laundry Corp.

     Coinmach and its wholly owned subsidiaries are providers of outsourced laundry equipment services for multi-family housing properties in North America. The Company’s core business (which the Company refers to as the “route” business) involves leasing laundry rooms from building owners and property management companies, installing and servicing laundry equipment, collecting revenues generated from laundry machines and operating retail laundromats located throughout Texas and Arizona. Through AWA, the Company leases laundry machines and other household appliances to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities. Super Laundry Equipment Corp. (“Super Laundry”), a wholly-owned subsidiary of the Company, constructs, designs and retrofits laundromats and distributes laundromat equipment.

Appliance Warehouse Transfer

     On November 29, 2002, the Company transferred all of the assets of the Appliance Warehouse division of the Company to AWA. The value of the assets transferred as determined by an independent appraiser as of such date was approximately $34.7 million. In exchange for the transfer of such assets, AWA issued to the Company (i) an unsecured promissory note payable on demand in the amount of $19.6 million which accrues interest at a rate of 8% per annum, (ii) 1,000 shares of preferred stock of AWA, par value $0.01 per share (the “AWA Preferred Stock”), with a liquidation value of $14.6 million, and (iii) 10,000 shares of common stock of AWA, par value $0.01 per share (“AWA Common Stock”). The AWA Preferred Stock is not redeemable and is vested with voting rights. Except as may otherwise be required by applicable law, the AWA Common Stock does not have any voting rights. Dividends on the AWA Preferred Stock accrue quarterly at the rate of 11% per annum and are payable in cash, in kind in the form of additional shares of AWA Preferred Stock, or in a combination thereof, at the option of AWA. The Company consolidates AWA as a result of its ownership of the AWA Preferred Stock which represents 100% of the voting interest. The Company treats the AWA Common Stock held by CSC as a minority interest. The Company has not recorded minority interest because AWA’s Preferred Stock dividend requirements exceed its net income and CSC is not obligated to fund AWA’s losses. Minority interest will be recorded in the future for the amount of AWA’s net income that exceeds the preferred stock dividend requirements.

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

     AWA has short-term contracts under which it leases laundry machines and other household appliances to its customers. These contracts require a fixed charge that is billed and recorded as revenue on a monthly basis as per the terms of such contracts.

     Super Laundry’s customers generally sign sales contracts pursuant to which Super Laundry constructs and equips complete laundromat operations. Revenue is recognized on the completed contract method. A contract is considered complete when all costs have been incurred and either the installation is operating according to specifications or has been accepted by the customer. The duration of such contracts is normally less than six months. Construction-in-progress, the amount of which is not material, is classified as a component of inventory on the accompanying balance sheets. Sales of laundromats amounted to approximately $24.1 million for the year ended March 31, 2005, $20.8 million for the year ended March 31, 2004 and $26.8 million for the year ended March 31, 2003.

     No single customer represents more than 2% of the Company’s total revenues. In addition, the Company’s ten largest customers taken together account for less than 10% of the Company’s total revenues in the aggregate.

Use of Estimates

     Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories

     Inventory costs for Super Laundry are valued at the lower of cost (first-in, first-out) or market. Inventory costs for AWA and the route business are determined principally by using the average cost method and are stated at the lower of cost or net realizable value. Machine repair parts inventory is valued using a formula based on total purchases and the annual inventory turnover. Inventory consists of the following (in thousands):

	March 31,
	2005	2004
Laundry equipment	$8,882	$7,973
Machine repair parts	3,550	3,535

	$12,432	$11,508

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Long-Lived Assets

     Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe there is any impairment of long-lived assets at March 31, 2005.

Assets Held for Sale

     During the fiscal year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of the fiscal year ended March 31, 2005. The Company has determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” has been met. The Company continues to actively market these laundromats and anticipates selling them in the near future. These assets held for sale have been recorded at their historical cost totaling $2,475,000, which the Company believes to be less than its fair value less costs to sell. The carrying value of the laundromats that are held for sale is separately presented in the consolidated balance sheet.

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

Goodwill

     The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”. SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry at March 31, 2005 and 2004 is as follows (in thousands):

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	March 31,
	2005	2004
Route	$195,026	$195,026
Rental	6,837	6,837
Distribution	2,917	2,917

	$204,780	$204,780

     The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment exists. There can be no assurances that future goodwill impairment tests will not result in a charge to income. Goodwill rollforward for the years ended March 31, 2005 and 2004 consists of the following (in thousands):

	March 31,
	2005	2004
Goodwill – beginning of year	$204,780	$203,860
Acquisitions	—	920

Goodwill – end of year	$204,780	$204,780

Contract Rights

     Contract rights represent the value of location contracts arising from the acquisition of laundry machines on location. These amounts, which arose primarily from purchase price allocations pursuant to acquisitions, are amortized using accelerated methods over periods ranging from 30 to 35 years. The Company does not record contract rights relating to new locations signed in the ordinary course of business.

     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2006	$13.5
2007	13.2
2008	12.9
2009	12.6
2010	12.3

     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

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

Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in stockholder’s equity excluding changes in ownership interests. Comprehensive income (loss) consists of gains or losses on derivative instruments (interest rate swap agreements).

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

     The effective portion of the derivatives gain or loss is initially reported in stockholder’s equity as a component of comprehensive loss and upon settlement subsequently reclassified into earnings.

3.	Long-Term Debt

     Long-term debt consists of the following (in thousands):

	March 31,	March 31,
	2005	2004
9% Senior Notes due 2010	$324,500	$450,000
Credit facility indebtedness	240,507	260,337
Obligations under capital leases	6,630	6,762
Other long-term debt with varying terms and maturities	637	532

	572,274	717,631
Less current portion	17,704	9,149

	$554,570	$708,482

a.	Senior Notes

     On January 25, 2002, the Company issued $450 million of 9% Senior Notes due 2010 (the “9% Senior Notes”). Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of Coinmach Corporation and are redeemable at the option of the Company in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days notice at the redemption prices set forth in the indenture agreement, dated January 25, 2002, by and between the company and U.S. Bank, N.A. as Trustee governing the 9%

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The indenture governing the 9% Senior Notes contains certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to Laundry Corp. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.

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

     At March 31, 2005, the Company was in compliance with all covenants under the indenture governing the 9% Senior Notes.

b.	Credit Facility

     On January 25, 2002, the Company also entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) which was comprised of an aggregate of $355 million of secured financing consisting of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million bearing interest at a monthly Eurodollar Rate plus 2.75% expiring on January 25, 2008; (ii) a $30 million Tranche A term loan facility which was bearing interest at a monthly Eurodollar Rate plus 2.75% and (iii) a $250 million Tranche B term loan facility which is bearing interest at a monthly Eurodollar Rate plus 2.75%. The Senior Secured Credit Facility (revolving credit facility portion) also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. These interest rates are subject to change from time to time and may increase by 25 basis points or decrease up to 75 basis points based on certain financial ratios.

     Interest on the borrowings under the Senior Secured Credit Facility is payable quarterly in arrears with respect to base rate loans and the last day of each applicable interest period with respect to Eurodollar loans and at a rate per annum not greater than the base rate or the Eurodollar rate, as defined in the Senior Secured Credit Facility. Subject to certain terms and conditions of the Senior Secured Credit Facility, the Company may, at its option convert base rate loans into Eurodollar loans. At March 31, 2005, the monthly variable Eurodollar interest rate was 2.90%.

     Indebtedness under the Senior Secured Credit Facility is secured by all of the Company’s real and personal property and is guaranteed by each of the Company’s domestic subsidiaries. Under the Senior Secured Credit Facility, the Company and Laundry Corp. pledged to Deutsche Bank Trust Company, as Collateral Agent, their interests in all of the issued and outstanding shares of capital stock of the Company and the Company’s domestic subsidiaries.

     The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on the capital stock of the Company or the purchase, redemption or other acquisition of any of the capital stock of the Company); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of the Company’s equity securities; and (xiii) creation of subsidiaries. At March 31, 2005, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

     On November 24, 2004, CSC completed the IDS Transactions. Coinmach used a portion of the proceeds from the Intercompany Loan and the Capital Contribution to (i) redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004 and (ii) repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004.

     Transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 represent (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $2.0 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

     As a condition to the consummation of the initial public offering, as described below, the Company entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 with the requisite lenders and agents thereunder to, among other things, permit consummation of the IDS Transactions.

     Debt outstanding under the Senior Secured Credit Facility consists of the following (in thousands):

	March 31,
	2005	2004
Tranche term loan B, semi-annual payments of approximately $1,240, increasing to approximately $6,199 on June 30, 2007 with the final payment of approximately $210,753 on July 25, 2009 (Interest rate of 5.65% at March 31, 2005)	$240,507	$242,986
Tranche term loan A	–	17,351
Revolving line of credit	–	–

	$240,507	$260,337

     At March 31, 2005, the amount available on the revolving credit facility portion of the Senior Secured Credit Facility was approximately $68.6 million. Letters of credit outstanding at March 31, 2005 were approximately $6.4 million.

     The Senior Secured Credit Facility requires the Company to make an annual mandatory repayment of principal on the outstanding balance of term loans based on 50% of the “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the required amount that is payable is approximately $12.0 million on or prior to July 5, 2005.

     The aggregate maturities of debt during the next five years and thereafter as of March 31, 2005 are as follows (in thousands):

Years ending	Principal
March 31,	Amount
2006	$17,704
2007	4,695
2008	12,985
2009	12,080
2010	524,738
Thereafter	72

Total debt	$572,274

c.	Interest Rate Swaps

     On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating- rate term loans pursuant

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest-rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized accumulated other comprehensive income of approximately $2.5, net of tax, in the stockholder’s equity section for the fiscal year ended March 31, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

4.	Intercompany Loan

     CSC made the Intercompany Loan of approximately $81.7 million to Coinmach with a portion of the proceeds from the IDS Transactions. Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024. The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach’s domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes) provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes. The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

     If at any time the Company is not prohibited from doing so under the terms of its then outstanding indebtedness, in the event that CSC undertakes an offering of IDSs or Class A Common Stock, a portion of the net proceeds of such offering, subject to certain limitations, will be loaned to the Company and increase the principal amount of the Intercompany Loan and the guaranty of the Intercompany Loan.

     If the Company merged with or into CSC, the Intercompany Loan would be terminated and the Company, as a constituent corporation of the merged companies, would become responsible for the payment obligations relating to the 11% Senior Secured Notes.

     If an event of default occurs and is continuing under the Intercompany Loan, the Intercompany Loan holder will have the right to declare all obligations under the Intercompany Loan immediately due and payable; provided that if the Company shall become the subject of an insolvency, bankruptcy or cross-acceleration event of default, all of the obligations under the Intercompany Loan and the guarantees in respect thereof shall become immediately and automatically due and payable without any action or notice. Any waiver of a default or an event of default under the indenture governing the 11% Senior Secured Notes that causes a default or an event of default under the Intercompany Loan shall also be a waiver of such default or event of default under the Intercompany Loan without further action or notice.

     At March 31, 2005, the Company was in compliance with all covenants under the Intercompany Loan.

5.	Retirement Savings Plan

     The Company maintains a defined contribution plan meeting the guidelines of Section 401(k) of the Internal Revenue Code. Such plan requires employees to meet certain age, employment status and minimum entry requirements as allowed by law.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

     Contributions to such plan amounted to approximately $502,000 for the year ended March 31, 2005, $499,000 for the year ended March 31, 2004 and $495,000 for the year ended March 31, 2003. The Company does not provide any other post-retirement benefits.

6.	Income Taxes

     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$108,429	$111,103
Interest rate swap	340	—
Other	1,798	1,246

	110,567	112,349

Deferred tax assets:
Interest rate swap	—	1,591
Net operating loss carryforwards	38,432	32,294
Covenant not to compete	1,074	1,202
Other	2,121	1,513

	41,627	36,600

Net deferred tax liability	$68,940	$75,749

     The net operating loss carryforwards of approximately $94 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

     The (benefit) provision for income taxes consists of (in thousands):

	Year ended March 31,
	2005	2004	2003

Federal	$(6,818)	$(2,815)	$85
State	(1,927)	(700)	383

	(8,745)	$(3,515)	$468

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Year ended March 31,
	2005	2004	2003
Expected tax benefit	$(8,431)	$(3,346)	$(616)
State tax (benefit) provision, net of federal taxes	(1,252)	(473)	249
Permanent book/tax difference	938	304	835

Tax (benefit) provision	$(8,745)	$(3,515)	$468

     The incorporation of AWA and subsequent AWA Transactions created a tax gain for the Company. The gain is deferred and may only be recognized if AWA is deconsolidated in the future. AWA has recorded a $1 million deferred tax asset representing the benefit derived from the corresponding increase in the tax basis of the assets it received from the Company.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.	Guarantor Subsidiaries

     The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the 9% Senior Notes and indebtedness under the Senior Secured Credit Facility referred to in Note 3. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company’s total revenue, total assets, stockholder’s equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheets as of March 31, 2005 and 2004, the condensed consolidating statements of operations for the years ended March 31, 2005, March 31, 2004 and March 31, 2003, and the condensed consolidating statement of cash flows for the years ended March 31, 2005, March 31, 2004 and March 31, 2003 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

     Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets

	March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
Assets	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$69,403	$17,275	$—	$86,678
Advance location payments	72,171	51	—	72,222
Property, equipment and leasehold improvements, net	236,781	27,483	—	264,264
Intangible assets, net	504,724	9,754	—	514,478
Intercompany loans and advances	50,019	(26,372)	(23,647)	-
Investment in subsidiaries	(25,753)	—	25,753	-
Investment in preferred stock	18,405	—	(18,405)	-
Other assets	7,601	18	—	7,619

Total assets	$933,351	$28,209	$(16,299)	$945,261

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$59,868	$11,277	$—	$71,145
Current portion of long-term debt	17,539	165	—	17,704
Total current liabilities	77,407	11,442	—	88,849
Deferred income taxes	66,071	2,869	—	68,940
Long-term debt, less current portion	554,165	24,051	(23,646)	554,570
Intercompany loan	81,670	—	—	81,670
Due to Parent	51,534	—	—	51,534
Preferred stock and dividends payable	—	18,405	(18,405)	-
Total stockholder’s equity (deficit)	102,504	(28,558)	25,752	99,698

Total liabilities and stockholder’s equity (deficit)	$933,351	$28,209	$(16,299)	$945,261

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheets (continued)

	March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
Assets	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$43,578	$15,388	$—	$58,966
Advance location payments	73,253	—	—	73,253
Property, equipment and leasehold improvements, net	252,624	31,064	—	283,688
Intangible assets, net	518,178	9,754	—	527,932
Intercompany loans and advances	56,648	(34,826)	(21,822)	—
Investment in subsidiaries	(27,460)	—	27,460	—
Investment in preferred stock	16,777	—	(16,777)	—
Other assets	15,606	64	—	15,670

Total assets	$949,204	$21,444	$(11,139)	$959,509

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$64,029	$8,307	$—	$72,336
Current portion of long-term debt	9,004	145	—	9,149

Total current liabilities	73,033	8,452	—	81,485
Deferred income taxes	72,872	2,877	—	75,749
Long-term debt, less current portion	708,329	21,975	(21,822)	708,482
Due to Parent	50,036	—	—	50,036
Preferred stock and dividends payable	—	16,777	(16,777)	—
Total stockholder’s equity (deficit)	44,934	(28,637)	27,460	43,757

Total liabilities and stockholder’s equity (deficit)	$949,204	$21,444	$(11,139)	$959,509

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Year Ended March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$472,484	$66,120	$—	$538,604
Costs and expenses	426,810	61,302	—	488,112

Operating income	45,674	4,818	—	50,492

Transaction costs	17,389	—	—	17,389
Interest expense	54,401	1,852	—	56,253
Interest expense – escrow interest	941	—	—	941

(Loss) income before taxes	(27,057)	2,966	—	(24,091)
Income tax (benefit) provision	(10,004)	1,259	—	(8,745)

	(17,053)	1,707	—	(15,346)
Equity in loss of subsidiaries	(1,707)	–	1,707	–

	(15,346)	1,707	(1,707)	(15,346)
Dividend income	(1,628)	–	1,628	–

Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)

	Year Ended March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$469,640	$61,448	$—	$531,088
Costs and expenses	421,845	61,427	—	483,272

Operating income	47,795	21	—	47,816
Interest expense	55,639	1,738	—	57,377

Loss before taxes	(7,844)	(1,717)	—	(9,561)
Income tax benefit	(2,773)	(742)	—	(3,515)

	(5,071)	(975)	—	(6,046)
Equity in loss of subsidiaries	975	—	(975)	–

	(6,046)	(975)	975	(6,046)
Dividend income	(1,642)	—	1,642	–

Net loss	$(4,404)	$(975)	$(667)	$(6,046)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Operations (continued)

	Year Ended March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$471,443	$63,736	$—	$535,179
Costs and expenses	414,107	64,725	—	478,832

Operating income (loss)	57,336	(989)	—	56,347
Interest expense	57,595	572	—	58,167

Loss before taxes	(259)	(1,561)	—	(1,820)
Income tax provision (benefit)	1,112	(644)	—	468

	(1,371)	(917)	—	(2,288)
Equity in loss of subsidiaries	917	–	(917)	–

	(2,288)	(917)	917	(2,288)
Dividend income	(535)	–	535	–

Net loss	$(1,753)	$(917)	$382	$(2,288)

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows

	Year Ended March 31, 2005
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(13,718)	$1,707	$(3,335)	$(15,346)
Noncash adjustments	108,254	9,793	—	118,047
Change in operating assets and liabilities	(357)	2,697	—	2,340

Net cash provided by operating activities	94,179	14,197	(3,335)	105,041

Investing activities
Investment in and advances to Subsidiaries	(3,335)	—	3,335	—
Capital expenditures	(66,204)	(5,291)	—	(71,495)
Acquisition of assets	(628)	—	—	(628)
Sale of investment	277	—	—	277
Sale of property and equipment	–	919	—	919

Net cash used in investing activities	(69,890)	(4,372)	3,335	(70,927)

Financing activities
Repayment of debt	(145,330)	—	—	(145,330)
Other financing items	62,948	(8,182)	—	54,766
Loan from Parent	81,670	—	—	81,670

Net cash used in financing activities	(712)	(8,182)	—	(8,894)

Net increase in cash and cash equivalents	23,577	1,643	—	25,220
Cash and cash equivalents, beginning of year	30,621	999	—	31,620

Cash and cash equivalents, end of year	$54,198	$2,642	$—	$56,840

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended March 31, 2004
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(4,404)	$(975)	$(667)	$(6,046)
Noncash adjustments	96,581	9,559	—	106,140
Change in operating assets and liabilities	(3,171)	955	—	(2,216)

Net cash provided by operating activities	89,006	9,539	(667)	97,878

Investing activities
Investment in and advances to Subsidiaries	(667)	—	667	–
Capital expenditures	(77,957)	(8,775)	—	(86,732)
Acquisition of assets	(3,615)	–	—	(3,615)
Sale of investment	1,022	–	—	1,022
Sale of property and equipment	–	876	—	876

Net cash used in investing activities	(81,217)	(7,899)	667	(88,449)

Financing activities
Proceeds from debt	8,700	—	—	8,700
Repayment of debt	(9,613)	—	—	(9,613)
Other financing items	(2,309)	(2,015)	—	(4,324)

Net cash used in financing activities	(3,222)	(2,015)	—	(5,237)

Net increase (decrease) in cash and cash equivalents	4,567	(375)	—	4,192
Cash and cash equivalents, beginning of year	26,054	1,374	—	27,428

Cash and cash equivalents, end of year	$30,621	$999	$—	$31,620

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statements of Cash Flows (continued)

	Year Ended March 31, 2003
	Coinmach and		Adjustments
	Non-Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(1,753)	$(917)	$382	$(2,288)
Noncash adjustments	95,952	7,242	—	103,194
Change in operating assets and liabilities	3,678	90	—	3,768

Net cash provided by operating activities	97,877	6,415	382	104,674
Investing activities
Investment in and advances to Subsidiaries	382	–	(382)	–
Capital expenditures	(77,163)	(9,522)	—	(86,685)
Acquisition of assets	(1,776)	(200)	—	(1,976)
Sale of investment	6,585	–	—	6,585
Sale of property and equipment	–	746	—	746

Net cash used in investing activities	(71,972)	(8,976)	(382)	(81,330)

Financing activities
Proceeds from debt	18,000	—	—	18,000
Repayment of debt	(36,750)	—	—	(36,750)
Other financing items	(8,900)	3,914	—	(4,986)

Net cash (used in) provided by financing activities	(27,650)	3,914		(23,736)

Net (decrease) increase in cash and cash equivalents	(1,745)	1,353	—	(392)
Cash and cash equivalents, beginning of year	27,799	21	—	27,820

Cash and cash equivalents, end of year	$26,054	$1,374	—	$27,428

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

8.	Commitments and Contingencies

     Rental expense for all operating leases, which principally cover offices and warehouse facilities, laundromats and vehicles, was approximately $9.7 million for the year ended March 31, 2005, $8.9 million for the year ended March 31, 2004 and $8.6 million for the year ended March 31, 2003.

     Certain leases entered into by the Company are classified as capital leases. Amortization expense related to equipment under capital leases is included with depreciation expense for the years ended March 31, 2005, 2004 and 2003.

     The following summarizes property under capital leases at March 31, 2005 and 2004:

	2005	2004
	(In thousands)
Laundry equipment and fixtures	$1,148	$962

Trucks and other vehicles	22,862	18,849
	24,010	19,811
Less accumulated amortization	(15,930)	(11,865)

	$8,080	$7,946

     Future minimum rental commitments under all capital leases and noncancelable operating leases as of March 31, 2005 are as follows (in thousands):

	Capital	Operating
2006	$3,550	$8,010
2007	2,459	6,231
2008	1,255	4,279
2009	263	3,246
2010	–	2,346
Thereafter	–	2,472

Total minimum lease payments	7,527	$26,584

Less amounts representing interest	897

Present value of net minimum lease payments (including current portion of $3,032)	$6,630

     The Company utilizes third party letters of credit to guarantee certain business transactions, primarily certain insurance activities. The total amount of the letters of credit at March 31, 2005 and March 31, 2004 were approximately $6.4 million and $3.8 million, respectively.

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

9.	Related Party Transactions

     In February 1997, the Company extended a loan to an executive officer in the principal amount of $500,000 currently payable in ten equal annual installments ending in July 2006 (each payment date, a “Payment

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Date”), with interest accruing at a rate of 7.5% per annum. The loan provides that payment of principal and interest will be forgiven on each payment date based on certain conditions. The amounts forgiven are charged to general and administrative expenses. The balance of such loan of approximately $100,000 and $150,000 is included in other assets as of March 31, 2005 and March 31, 2004, respectively.

     On May 5, 1999, the Company extended a loan to an executive officer of the Company in a principal amount of $250,000 to be repaid in a single payment on the third anniversary of such loan with interest accruing at a rate of 8% per annum. On March 15, 2002, the Company and the executive officer entered into a replacement promissory note in exchange for the original note evidencing the loan. The replacement note is in an original principal amount of $282,752, the outstanding loan balance under the replacement note is payable in equal annual installments of $56,550 commencing on March 15, 2003 and the obligations under the replacement note are secured, pursuant to an amendment to the replacement note dated March 6, 2003, by a pledge of certain preferred and common units of Holdings held by such executive officer. The outstanding balance of such loan is included in other assets as of March 31, 2005 and March 31, 2004.

     During the fiscal year ended March 31, 2005, the Company paid a director, a member of each of Coinmach’s board of directors, the CSC board of directors, the Holdings board of managers and the CLC board of directors, $180,000 for general financial advisory and investment banking services which are recorded in general and administrative expenses and CSC paid a one-time fee of $500,000 to the director in connection with the IDS Transactions.

10.	Fair Value of Financial Instruments

     The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.

     The carrying amounts of cash and cash equivalents, receivables, the Senior Secured Credit Facility, and other long-term debt approximate their fair value at March 31, 2005.

     The carrying amount and related estimated fair value for the 9% Senior Notes are as follows (in thousands):

	Carrying	Estimated Fair
	Amount	Value
9% Senior Notes at March 31, 2005	$324,500	$332,613
9% Senior Notes at March 31, 2004	$450,000	$483,750

     The fair value of the 9% Senior Notes are based on quoted market prices.

11. Segment Information

     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

     The table below presents information about the Company’s segments (in thousands):

	Year ended March 31,
	2005	2004	2003
Revenue:
Route	$472,484	$469,641	$471,443
All other:
Rental	34,372	32,572	28,743
Distribution	31,748	28,875	34,993

Subtotal	66,120	61,447	63,736

Total revenue	$538,604	$531,088	$535,179

EBITDA (1):
Route	$155,378	$154,436	$158,938
All other Rental	13,840	12,197	11,381
Distribution	1,412	(1,254)	(1,679)

Subtotal	15,252	10,943	9,702

Other items, net	(855)	(230)	454
Transaction costs (2)	(17,389)	–	–
Corporate expenses	(8,843)	(8,756)	(8,569)

Total EBITDA	143,543	156,393	160,525
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(98,921)	(98,148)	(94,489)
All other	(8,242)	(8,062)	(7,746)
Corporate expenses	(3,277)	(2,367)	(1,943)

Total depreciation	(110,440)	(108,577)	(104,178)

Interest expense	(56,253)	(57,377)	(58,167)
Interest expense-escrow	(941)	—	—

Consolidated loss before income taxes	$(24,091)	$(9,561)	$(1,820)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

(2)	Amounts have not been added back to EBITDA relating to (i) approximately $11.3 million redemption premium on the 9% Senior Notes redeemed (ii) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Year ended March 31,
	2005	2004	2003
Expenditures for acquisitions and additions of long-lived assets:
Route	$64,844	$81,685	$78,939
All other	7,279	8,662	9,722

Total	$72,123	$90,347	$88,661

Segment assets:
Route	$910,980	$899,714	$901,672
All other	28,209	48,535	60,404
Corporate assets	6,072	11,260	14,085

Total	$945,261	$959,509	$976,161

Non-GAAP Financial Measures

     EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company’s ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company’s three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management’s use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company’s net loss to EBITDA for each period presented (in millions):

	Year ended March 31,
	2005	2004	2003
Net loss	$(15.3)	$(6.0)	$(2.3)
(Benefit) provision for income taxes	(8.8)	(3.6)	0.4
Interest expense	56.3	57.4	58.2
Interest expense-escrow interest	0.9	—	—
Depreciation and amortization	110.4	108.6	104.2

EBITDA *	$143.5	$156.4	$160.5

     * The computation of EBITDA for the 2005 Fiscal Year has not been adjusted to take into account transaction costs consisting of (1) approximately $11.3 million redemption premium on the portion of the 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the 9% Senior Notes redeemed and term loans repaid aggregating approximately $3.5 million, (iii) expenses relating to an

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

amendment to the Senior Secured Credit Facility aggregating approximately $2.0 million to, among other things, permit the IDS Transactions and (iv) special bonuses related to the IDS Transactions aggregating approximately $0.6 million.

12.	Other Items, net

     In October 2002, Laundry Corp. contributed its ownership interest in Resident Data, Inc. (“RDI”), valued at approximately $2.7 million, to the Company. Subsequently, the Company sold its interest in RDI, pursuant to an agreement and plan of merger between RDI and third parties (the “RDI Sale”), for cash proceeds of approximately $6.6 million before estimated expenses directly related to such sale, resulting in a gain of approximately $3.3 million. Offsetting this gain at October 2002 was approximately $2.8 million of various expenses related to (i) professional fees incurred in connection with the formation of AWA and related restructuring transactions, including the transfer of the Appliance Warehouse division of the Company to AWA and the formation of Holdings, (ii) organizational costs related to the formation of ALFC and (iii) certain expenses associated with the consolidation of certain offices of Super Laundry which was the result of actions taken by the Company to reduce operating costs at Super Laundry. These actions included, among other things, the closing of operations in Northern California, New Jersey and Maryland, the reassignment of responsibilities among Super Laundry’s remaining management team, the write-off of inventory due to obsolescence and the write-off of various receivable balances.

     Under the terms of the RDI Sale, the Company is entitled to receive, subject to the satisfaction of certain specified conditions, a portion of the purchase price up to an aggregate amount of approximately $2.1 million. These funds, if paid, were scheduled to be paid in two installments in October 2003 and October 2004.

     In October 2003, the Company received the first installment of approximately $1.0 million. Based on the receipt of this first installment and expectations with respect to the receipt of the balance of the funds, the Company recorded income of approximately $1.7 million for the year ended March 31, 2004. Offsetting the additional income related to the RDI Sale was approximately $1.9 million of expenses related to consolidation of offices of Super Laundry. This consolidation was the result of actions taken by the Company to reduce operating costs at Super Laundry including, among other things, the closing of distribution operations in Southern California, the reassignment of responsibilities among Super Laundry’s remaining management team and the write-off of inventory due to obsolescence.

     In November 2004, the Company received the second installment of approximately $0.9 million. Other items for the year ended March 31, 2005 include approximately $1.2 million relating to additional expenses associated with the closing of California operations in the distribution business, offset slightly by additional income related to the RDI Sale.

13.	Dividends

     On November 24, 2004 and December 21, 2004, in connection with the IDS Transactions, cash dividends on Coinmach’s outstanding common stock aggregating approximately $93.5 million were paid to Laundry Corp.

     On February 8, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $3.3 million on Coinmach’s outstanding common stock, which cash dividend was paid by Coinmach on March 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

     On May 12, 2005, the board of directors of Coinmach approved an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock which cash dividend is payable on June 1, 2005 to Laundry Corp. to be used by CSC to satisfy in part distribution payments under its IDSs.

14.	Quarterly Financial Information (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended March 31, 2005 and 2004 (in thousands):

Coinmach Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005
Revenues	$133,499	$132,950	$135,627	$136,528
Operating income	12,459	11,211	13,555	13,267
Loss before income taxes	(1,768)	(3,187)	(18,658)	(478)
Net loss	(1,088)	(1,936)	(12,017)	(305)

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,
	2003	2003	2003	2004
Revenues	$132,517	$129,951	$135,740	$132,880
Operating income	12,525	11,385	12,904	11,002
Loss before income taxes	(1,791)	(3,007)	(1,520)	(3,243)
Net loss	(1,127)	(2,397)	(937)	(1,585)

Coinmach Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning	and	to Other	Deductions	End of
Description	of Period	Expenses	Accounts	—(1)	Period
Year ended March 31, 2005 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	$2,892,000	$1,617,000	$–	$(715,000)	$3,794,000
Year ended March 31, 2004 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,553,000	1,831,000	–	(492,000)	2,892,000
Year ended March 31, 2003 Reserves and allowances deducted from asset accounts: Allowance for uncollected accounts	1,342,000	1,188,000	–	(977,000)	1,553,000

(1) Write-off to accounts receivable.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Coinmach Corporation (referred to as Coinmach Corp.) (incorporated by reference from exhibit number 3.6 to Amendment No. 5 to Coinmach Service Corp.’s (referred to as CSC) Form S-1 filed on November 3, 2004, file number 333-114421)

3.2	Amended and Restated Bylaws of Coinmach Corp. (incorporated by reference from exhibit number 3.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

4.1	Indenture, dated as of January 25, 2002, by and between Coinmach, as Issuer, and U.S. Bank, N.A., as Trustee (incorporated by reference from exhibit number 4.8 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

4.2	Registration Rights Agreement, dated as of January 25, 2002, by and between Coinmach Corp., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference from exhibit number 4.9 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

4.3	Form of 9% Senior Note (included as an exhibit to Exhibit 4.1 hereto) (incorporated by reference from exhibit number 4.10 to Coinmach’s report on Form 10-Q for the nine-month period ended December 31, 2001)

4.4	Intercompany Note of Coinmach Corp. issued to CSC (incorporated by reference from exhibit number 4.1 to Coinmach Corp.’s report on Form 10-Q for the three-month period ended December 31, 2004)

4.5	Intercompany Note Guaranty of CSC (incorporated by reference from exhibit 4.5 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

4.6	Credit Agreement dated January 25, 2002, among Coinmach Corp., Laundry Corp., the Subsidiary Guarantors named therein, the lending institutions named therein, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust and referred to as DB Trust), Deutsche Banc Alex. Brown Inc., J.P. Morgan Securities Inc., First Union Securities, Inc. and Credit Lyonnais New York Branch (incorporated by reference from exhibit number 10.1 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

4.7	Limited Waiver and Amendment No. 1 and Agreement to Credit Agreement among Coinmach Corp., Laundry Corp., the subsidiary Guarantors named therein and the lenders named therein (incorporated by reference from exhibit number 4.1 to Coinmach Corp.’s report on Form 10-Q for the three-month period ended December 31, 2004)

10.1	Senior Management Agreement, dated as of March 6, 2003, by and among Coinmach, Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.9 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.2	Employment Agreement, dated as of July 1, 1995, by and between Solon, Michael E. Stanky and GTCR (incorporated by reference from exhibit number 10.14 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

Exhibit
Number	Description

10.3	Omnibus Agreement, dated as of November 30, 1995, among SAS, Solon, TCC and each of the other parties executing a signature page thereto (the “Omnibus Agreement”) (incorporated by reference from exhibit number 10.20 to Coinmach’s Registration Statement on Form S-1, file number 333-00620)

10.4	Senior Management Employment Agreement, by and between Coinmach Corp. and Ramon Norniella, dated as of December 17, 2000 (incorporated by reference from exhibit number 10.29 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.5	Promissory Note, dated February 11, 1997, of Stephen R. Kerrigan in favor of Coinmach Corp. (incorporated by reference from exhibit number 10.11 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.6	Credit Party Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.13 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.7	Security Agreement, dated January 25, 2002, among Coinmach Corp., each of the Guarantors party thereto and DB Trust (incorporated by reference from exhibit number 10.14 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.08	Collateral Assignment of Leases, dated January 25, 2002, by Coinmach Corp. in favor of DB Trust (incorporated by reference from exhibit number 10.15 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.09	Collateral Assignment of Location Leases, dated January 25, 2002, by Coinmach Corp., in favor of DB Trust (incorporated by reference from exhibit number 10.16 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.10	Amendment to Investor Purchase Agreement, dated January 8, 1997, by and among Laundry Corp., GTCR, Heller, JNL, Harvard, MCS, James N. Chapman, Michael E. Marrus, Mitchell Blatt and Michael Stanky (incorporated by reference from exhibit 10.52 to Coinmach’s Form 10-K for the fiscal year ended March 28, 1997, file number 0 7694)

10.11	Purchase Agreement, dated as of January 17, 2002, by and among Coinmach Corp., as Issuer, the Guarantors named therein, and the Initial Purchasers named therein (incorporated by reference from exhibit number 10.17 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.12	Registration Rights Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, LLC, MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.18 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.13	Securityholders Agreement, dated as of March 6, 2003, by and among Holdings, GTCR-CLC, Jefferies & Company, Inc., MCS, Stephen R. Kerrigan, Mitchell Blatt, Robert M. Doyle, Michael E. Stanky, James N. Chapman, and the investors named therein (incorporated by reference from exhibit number 10.32 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.14	Management Contribution Agreement, dated as of March 5, 2003, by and among Holdings, MCS, Stephen R. Kerrigan and Laundry Corp. (incorporated by reference from exhibit number 10.19 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

Exhibit
Number	Description
10.15	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Mitchell Blatt (incorporated by reference from exhibit number 10.34 to Coinmach’s Form 10-K for the fiscal year ended March 31, 2003, file number 033-49830)

10.16	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and Robert M. Doyle (incorporated by reference from exhibit number 10.21 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.17	Management Contribution Agreement, dated as of March 5, 2003,by and between Holdings and Michael E. Stanky (incorporated by reference from exhibit number 10.22 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.18	Management Contribution Agreement, dated as of March 5, 2003, by and between Holdings and James N. Chapman (incorporated by reference from exhibit number 10.23 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.19	Amended and Restated Promissory Note, by and between MCS, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.24 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.20	Amended and Restated Promissory Note, by and between Mitchell Blatt, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.25 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.21	Amended and Restated Promissory Note, by and between Robert M. Doyle, as borrower, and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.26 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.22	Amended and Restated Promissory Note, by and between Michael E. Stanky, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.27 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.23	Replacement Promissory Note, by and between Mitchell Blatt, as borrower, and Coinmach Corp. dated March 15, 2002 and amendment dated March 6, 2003 (incorporated by reference from exhibit number 10.28 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.24	Amended and Restated Promissory Note, by and between Ramon Norniella, as borrower and Laundry Corp., dated March 6, 2003 (incorporated by reference from exhibit number 10.34 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.25	Holdings Pledge Agreement, dated January 25, 2002, made by Coinmach Corp. and each of the Guarantors party thereto to DB Trust (incorporated by reference from exhibit number 10.12 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.26	CSC 2004 Long Term Incentive Plan (incorporated by reference from exhibit 10.35 to CSC’s Form 10-Q for the period ended December 31, 2004, file number 001-32359)

10.27	CSC 2004 Unit Incentive Sub-Plan (incorporated by reference from exhibit number 10.38 to Amendment No. 6 to CSC’s Form S-1 filed on November 17, 2004, file number 333-114421)

10.28	Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., MCS and Stephen Kerrigan (incorporated by reference from exhibit number 10.7 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

10.29	Form of Amended and Restated Senior Management Agreement by and among CSC, Holdings, Coinmach Corp., and Robert M. Doyle (incorporated by reference from exhibit number 10.9 to Amendment No. 5 to CSC’s Form S-1 filed on November 3, 2004, file number 333-114421)

21.1*	Subsidiaries of Coinmach Corp.

31.1*	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description
32.2*	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.