Form 10-Q
period 2005-06-30
COINMACH CORP
filed 2005-08-12
CIK 91693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of the close of business on August 11, 2005, Coinmach Corporation had outstanding 100 shares of common stock, par value $0.01 per share (the "Common Stock"), all of which  were held by Coinmach Laundry Corporation.

COINMACH CORPORATION AND SUBSIDIARIES

INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -June 30, 2005 (Unaudited) and March 31, 2005

Condensed Consolidated Statements of Operations and Accumulated Deficit (Unaudited) - Three months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) -Three months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature Page

COINMACH CORPORATION AND SUBSIDIARIES

PART I.          Financial Information

ITEM 1.    Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

June 30, 2005

		March 31, 2005[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 66,111	$ 56,840
Receivables, net	6,191	6,486
Inventories	12,186	12,432
Assets held for sale	2,103	2,475
Prepaid expenses	4,801	5,031
Interest rate swap asset	775	832
Other current assets	3,129	2,582
Total current assets	95,296	86,678
Advance location payments	70,991	72,222
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $347,729 and $329,130	262,817	264,264
Contract rights, net of accumulated amortization of $104,355 and $100,975	306,318	309,698
Goodwill	204,780	204,780
Other assets	8,295	7,619
Total assets	$ 948,497	$ 945,261

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$ 31,077	$ 33,129
Accrued rental payments	33,600	30,029
Accrued interest	15,081	7,987
Current portion of long-term debt	15,935	17,704
Total current liabilities	95,693	88,849
Deferred income taxes	69,172	68,940
Long-term debt, less current portion	556,265	554,570
Intercompany loan	81,670	81,670
Due to Parent	51,142	51,534
Total liabilities	853,942	845,563
Stockholder's equity:
Common stock and capital in excess of par value	286,629	286,629
Accumulated other comprehensive income, net of tax	459	492
Accumulated deficit	(192,533)	(187,423)
Total stockholder's equity	94,555	99,698
Total liabilities and stockholder's equity	$ 948,497	$ 945,261

See accompanying notes.
___________

1	The March 31, 2005 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (UNAUDITED)
(in thousands of dollars)

	Three Months Ended
	June 30, 2005	June 30, 2004
REVENUES	$ 133,830	$ 133,499
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	90,915	91,125
General and administrative	2,122	2,280
Depreciation and amortization	18,932	19,029
Amortization of advance location payments	4,135	4,926
Amortization of intangibles	3,485	3,680

	119,589	121,040
OPERATING INCOME	14,241	12,459

INTEREST EXPENSE	13,690	14,227
INCOME (LOSS) BEFORE INCOME TAXES	551	(1,768)

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	-	19

Deferred	256	(699)

	256	(680)

NET INCOME (LOSS)	$ 295	$ (1,088)

Accumulated deficit, beginning of period	$ (187,423)

Net income	295

Dividends paid to Parent	(5,405)

Accumulated deficit, end of period	$ (192,533)

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Three Months Ended
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES:
Net income (loss)	$ 295	$ (1,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,932	19,029
Amortization of advance location payments	4,135	4,926
Amortization of intangibles	3,485	3,680
Gain on sale of investment and equipment	(112)	(29)
Deferred income taxes	256	(699)
Amortization of deferred issue costs	397	603
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,725)	273
Receivables, net	295	(1,261)
Inventories and prepaid expenses	848	463
Accounts payable and accrued expenses, net	1,519	(545)
Accrued interest	7,094	10,428
Net cash provided by operating activities	35,419	35,780

INVESTING ACTIVITIES:
Additions to property and equipment	(15,008)	(13,645)
Advance location payments to location owners	(2,904)	(4,968)
Acquisition of net assets related to acquisitions of businesses	-	(366)
Proceeds from sale of property and equipment	299	156
Net cash used in investing activities	(17,613)	(18,823)

FINANCING ACTIVITIES:
Repayments under credit facility	(1,240)	(2,153)
Dividends paid to Parent	(5,405)	-
Net repayments to Parent	(392)	(230)
(Repayments) borrowings from bank and other borrowings	(60)	279
Principal payments on capitalized lease obligations	(1,438)	(964)
Net cash used in financing activities	(8,535)	(3,068)
Net increase in cash and cash equivalents	9,271	13,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,840	31,620
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 66,111	$ 45,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ 6,199	$ 3,218
Income taxes paid	$ 45	$ 67

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$ 2,664	$ 1,220

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

            The condensed consolidated financial statements of Coinmach Corporation, a Delaware corporation, include the accounts of all of its subsidiaries.  All significant intercompany profits, transactions and balances have been eliminated in consolidation.  The Company is a direct wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation, ("CLC" or the "Parent"), which in turn is a direct wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation ("CSC").

           On November 24, 2004, CSC completed its initial public offerings of Income Deposit Securities ("IDSs") and 11% senior secured notes due 2024 sold separate and apart from the IDSs (such notes, together with the 11% senior secured notes due 2024 underlying IDSs, the "11% Senior Secured Notes").  In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings LLC, a Delaware limited liability company, ("Holdings") exchanged all then outstanding CLC capital stock held by it and all of the outstanding common stock of Appliance Warehouse of America, Inc., a Delaware corporation ("AWA"), to CSC for 24,980,445 shares of CSC Class B common stock, which represents all of the outstanding CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings and AWA became jointly-owned by CSC and the Company. The initial public offerings of CSC and related transactions and the use of proceeds therefrom are referred to herein collectively as the "IDS Transactions." Unless otherwise specified herein, references to the "Company," "Coinmach," "we," and "our" shall mean Coinmach Corporation and its subsidiaries.

            CSC used a portion of the proceeds from the IDS Transactions to make an intercompany loan (the "Intercompany Loan") to Coinmach in an aggregate principal amount of approximately $81.7 million and an indirect capital contribution to Coinmach (the "Capital Contribution") through CLC of approximately $165.6 million. These proceeds, along with available cash, were used by Coinmach to (i) redeem a portion of Coinmach's 9% senior notes due 2010 (the "9% Senior Notes") in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach's senior secured credit facility (the "Senior Secured Credit Facility") and (iii) make a $93.5 million dividend payment to CLC.

            The Company incurred certain expenses that were classified as Transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses related to the IDS Transactions aggregating approximately $0.8 million.

COINMACH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)(continued)

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

            In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

2.  Inventories

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

	June 30, 2005	March 31, 2005

Laundry equipment	$ 8,522	$8,882
Machine repair parts	3,664	3,550
	$12,186	$12,432

3.  Goodwill and Contract Rights

            The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets".  SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. Based on present operations and strategic plans, management believes that there have not been any indications of impairment of goodwill.  The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units' assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units' assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry is as follows (in thousands):

Route	$ 195,026
Rental	6,837
Distribution	2,917
$ 204,780

            The Company performed its annual assessment of goodwill as of January 1, 2005 and determined that no impairment existed.  There can be no assurances that future goodwill impairment tests will not result in a charge to income.

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

            Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2006 (remainder of year)	$10.1
2007	13.2
2008	12.9
2009	12.6
2010	12.3

            The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 ("SFAS 144") "Accounting for the Impairment and Disposal of Long-Lived Assets."  The Company has twenty-eight geographic regions to which contract rights have been allocated.  The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights.  The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates.  Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions.  If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows.  Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

4.  Long-Term Debt

            Long-term debt consists of the following (in thousands):

	June 30, 2005	March 31, 2005

9% Senior Notes due 2010	$ 324,500	$ 324,500
Credit facility indebtedness	239,267	240,507
Obligations under capital leases	7,856	6,630
Other long-term debt with varying terms and maturities	577	637
	572,200	572,274
Less current portion	15,935	17,704
	$ 556,265	$ 554,570

9% Senior Notes

            On January 25, 2002, the Company issued $450 million of 9% Senior Notes.  Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record at the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of the Company and are redeemable, at its option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth in the indenture, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by the Company's domestic subsidiaries.

            On December 24, 2004, the Company used a portion of the proceeds of CSC's initial public offerings of IDSs and separate 11% Senior Secured Notes to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).The 9% Senior Notes described above were redeemed on December 24, 2004 with the funds that were set aside in escrow on November 24, 2004.  As a result of such redemption, at June 30, 2005 there was approximately $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

            At June 30, 2005, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes.

Senior Secured Credit Facility

            On January 25, 2002, the Company entered into the Senior Secured Credit Facility, which is comprised of: (i) a revolving credit facility which has a maximum borrowing limit of $75 million and is scheduled to expire on January 25, 2008 and (ii) $280 million in aggregate principal amount of term loans. The revolving credit portion of the Senior Secured Credit Facility also provides up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. Indebtedness under the Senior Secured Credit Facility is secured by a first priority security interest in all of the Company's real and personal property and is guaranteed by each of the Company's domestic subsidiaries.   Under the Senior Secured Credit Facility, the Company and CLC pledged to the Collateral Agent their interests in all of the issued and outstanding shares of capital stock of the Company and the Company's domestic subsidiaries.

            As a condition to the consummation of CSC's initial public offerings of IDSs and separate 11% Senior Secured Notes, the Company entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 with the requisite lenders and agents thereunder to, among other things, permit consummation of the IDS Transactions. Coinmach used a portion of the proceeds from CSC's initial public offerings to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.

            The Senior Secured Credit Facility requires the Company to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of "excess cash flow," as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.

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

            At June 30, 2005, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

            At June 30, 2005, on a consolidated basis, the Company's outstanding total debt to third parties included (i) $324.5 million aggregate principal amount of 9% Senior Notes and (ii) approximately $239.3 million of term loan borrowings under the Senior Secured Credit Facility with an interest rate of 6.19%. The Company also had approximately $81.7 million aggregate principal amount outstanding under the Intercompany Loan.  The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009.  As of June 30, 2005, the amount available under the revolving credit portion of the Senior Secured Credit Facility was approximately $68.6 million.  Letters of credit under the Senior Secured Credit Facility outstanding at June 30, 2005 were approximately $6.4 million.

Interest Rate Swap

            On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized a slight accumulated other comprehensive loss in the stockholder's equity section for the three months ended June 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.

5.  Intercompany Loan

            CSC made the Intercompany Loan of approximately $81.7 million with a portion of the proceeds from the IDS Transactions.  Interest under the Intercompany Loan accrues at an annual rate of 10.95% and is payable quarterly on March 1, June 1, September 1 and December 1 of each year and the Intercompany Loan is due and payable in full on December 1, 2024.  The Intercompany Loan is a senior unsecured obligation of Coinmach, ranks equally in right of payment with all existing and future senior indebtedness of Coinmach (including indebtedness under the 9% Senior Notes and the Senior Secured Credit Facility) and ranks senior in right of payment to all existing and future subordinated indebtedness of Coinmach. Certain of Coinmach's domestic restricted subsidiaries guarantee the Intercompany Loan on a senior unsecured basis. The Intercompany Loan currently contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes); provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes.  The Intercompany Loan and the guaranty of the Intercompany Loan by certain subsidiaries of the Company were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

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

            At June 30, 2005, the Company was in compliance with the covenants under the Intercompany Loan.

6.  Guarantor Subsidiaries

            The Company's domestic subsidiaries (collectively, the "Guarantor Subsidiaries") have guaranteed the 9% Senior Notes and indebtedness under the Senior Secured Credit Facility referred to in Note 4.  The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the non-Guarantor Subsidiaries are "minor" since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company's total revenue, total assets, stockholder's equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis.  Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries.  The condensed consolidating balance sheet as of June 30, 2005 and March 31, 2005, the condensed consolidating statements of operations for the three months ended June 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the three months ended June 30, 2005 and 2004 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):

Condensed Consolidating Balance Sheets
	June 30, 2005
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$ 79,934	$ 15,362	$ -	$ 95,296
Advance location payments	70,950	41	-	70,991
Property, equipment and leasehold improvements, net	236,288	26,529	-	262,817
Intangible assets, net	501,344	9,754	-	511,098
Intercompany loans and advances	49,871	(25,747)	(24,124)	-
Investment in subsidiaries	(25,200)	-	25,200	-
Investment in preferred stock	18,811	-	(18,811)	-
Other assets	8,280	15	-	8,295
Total assets	$ 940,278	$ 25,954	$ (17,735)	$ 948,497

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 71,668	$ 8,090	$ -	$ 79,758
Current portion of long-term debt	15,821	114	-	15,935
Total current liabilities	87,489	8,204	-	95,693
Deferred income taxes	66,097	3,075	-	69,172
Long-term debt, less current portion	556,113	24,276	(24,124)	556,265
Intercompany loan	81,670	-	-	81,670
Due to Parent	51,142	-	-	51,142
Preferred stock and dividends payable	-	18,811	(18,811)	-
Total stockholder's equity (deficit)	97,767	(28,412)	25,200	94,555
Total liabilities and stockholder's equity (deficit)	$ 940,278	$ 25,954	$ (17,735)	$ 948,497

Condensed Consolidating Balance Sheets (continued)

	March 31, 2005
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$ 69,403	$ 17,275	$ -	$ 86,678
Advance location payments	72,171	51	-	72,222
Property, equipment and leasehold improvements, net	236,781	27,483	-	264,264
Intangible assets, net	504,724	9,754	-	514,478
Intercompany loans and advances	50,019	(26,372)	(23,647)	-
Investment in subsidiaries	(25,753)	-	25,753	-
Investment in preferred stock	18,405	-	(18,405)	-
Other assets	7,601	18	-	7,619
Total assets	$ 933,351	$ 28,209	$ (16,299)	$ 945,261

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 59,868	$ 11,277	$ -	$ 71,145
Current portion of long-term debt	17,539	165	-	17,704
Total current liabilities	77,407	11,442	-	88,849
Deferred income taxes	66,071	2,869	-	68,940
Long-term debt, less current portion	554,165	24,051	(23,646)	554,570
Intercompany loan	81,670	-	-	81,670
Due to Parent	51,534	-	-	51,534

Preferred stock and dividends payable	-	18,405	(18,405)	-
Total stockholder's equity (deficit)	102,504	(28,558)	25,752	99,698
Total liabilities and stockholder's equity (deficit)	$ 933,351	$ 28,209	$ (16,299)	$ 945,261

Condensed Consolidating Statements of Operations

	Three months ended June 30, 2005
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated
Revenues	$ 119,769	$ 14,061	$ --	$ 133,830
Costs and expenses	106,696	12,893	--	119,589
Operating income	13,073	1,168	--	14,241
Interest expense	13,197	493	--	13,690
	(124)	675	--	551
Income tax provision	134	122	--	256
	(258)	553	--	295
Equity in income of subsidiaries	(553)	--	553	--
	295	553	(553)	295
Dividend income	(406)	--	406	--
Net income	$ 701	$ 553	$ (959)	$ 295

	Three months ended June 30, 2004
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated

Revenues	$ 118,247	$ 15,252	$ --	$ 133,499
Costs and expenses	106,600	14,440	--	121,040
Operating income	11,647	812	--	12,459
Interest expense	13,777	450	--	14,227
	(2,130)	362	--	(1,768)
Income tax (benefit) provision	(835)	155	--	(680)
	(1,295)	207	--	(1,088)
Equity in income of subsidiaries	(207)	--	207	--
	(1,088)	207	(207)	(1,088)
Dividend income	(406)	--	406	--
Net (loss) income	$ (682)	$ 207	$ (613)	$ (1,088)

Condensed Consolidating Statements of Cash Flows

	Three months ended June 30, 2005
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated
Operating Activities
Net income	$ 701	$ 553	$ (959)	$ 295
Noncash adjustments	24,602	2,491	-	27,093
Change in operating assets and liabilities	10,534	(2,503)	-	8,031
Net cash provided by operating activities	35,837	541	(959)	35,419

Investing Activities
Investment in and advances to subsidiaries	(959)	-	959	-
Capital expenditures	(16,562)	(1,350)	-	(17,912)
Sale of property and equipment	-	299	-	299
Net cash used in investing activities	(17,521)	(1,051)	959	(17,613)

Financing Activities
Repayment of debt	(1,240)	-	-	(1,240)
Other financing items	(6,589)	(706)	-	(7,295)
Net cash used in financing activities	(7,829)	(706)	-	(8,535)

Net increase (decrease) in cash and cash equivalents	10,487	(1,216)	-	9,271
Cash and cash equivalents, beginning of period	54,198	2,642	-	56,840
Cash and cash equivalents, end of period	$ 64,685	$ 1,426	$ -	$ 66,111

Condensed Consolidating Statements of Cash Flows (continued)

	Three months ended June 30, 2004
	Coinmach and Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Adjustments and Eliminations	Consolidated
Operating Activities
Net (loss) income	$ (682)	$ 207	$ (613)	$ (1,088)
Noncash adjustments	24,825	2,685	-	27,510
Change in operating assets and liabilities	10,165	(807)	-	9,358
Net cash provided by operating activities	34,308	2,085	(613)	35,780

Investing Activities
Investment in and advances to subsidiaries	(613)	-	613	-
Capital expenditures	(17,548)	(1,065)	-	(18,613)
Acquisition of assets	(366)	-	-	(366)
Sale of property and equipment	-	156	-	156
Net cash used in investing activities	(18,527)	(909)	613	(18,823)

Financing Activities
Repayment of debt	(2,153)	-	-	(2,153)
Other financing items	149	(1,064)	-	(915)
Net cash used in by financing activities	(2,004)	(1,064)	-	(3,068)

Net increase in cash and cash equivalents	13,777	112	-	13,889
Cash and cash equivalents, beginning of period	30,621	999	-	31,620
Cash and cash equivalents, end of period	$ 44,398	$ 1,111	$ -	$ 45,509

7.  Segment Information

            The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as "All other". The route segment, which comprises the Company's core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats. The other business operations reported in "All other" include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company's jointly-owned subsidiary, AWA. The distribution business involves constructing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company's subsidiary, Super Laundry.  The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

            The table below presents information about the Company's segments (in thousands):

	Three Months ended June 30,
	2005	2004
Revenue:
Route	$ 119,769	$ 118,247
All other:
Rental	8,648	8,340
Distribution	5,413	6,912
Subtotal	14,061	15,252
Total revenue	$ 133,830	$ 133,499

EBITDA (1):
Route	$ 39,371	$ 39,204
All other:
Rental	3,517	3,253
Distribution	27	(83)
Subtotal	3,544	3,170
Corporate expenses	(2,122)	(2,280)
Total EBITDA	40,793	40,094
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(23,592)	(24,699)
All other	(2,143)	(2,125)
Corporate	(817)	(811)
Total depreciation	(26,552)	(27,635)
Interest expense	(13,690)	(14,227)
Consolidated income (loss) before income taxes	$ 551	$ (1,768)

_____________________

(1)	See description of "Non-GAAP Financial Measures" immediately following this table for a reconciliation of net income (loss) to EBITDA for the periods indicated above.

Non-GAAP Financial Measures

            EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of the Company's three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because Coinmach has historically provided EBITDA to investors, management believes that presenting this non-GAAP financial measure provides consistency in financial reporting. Management's use of EBITDA, however, is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by U.S. generally accepted accounting principles) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by U.S. generally accepted accounting principles) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. The following table reconciles the Company's net income (loss) to EBITDA for each period presented (in millions):

	Three Months ended June 30
	2005	2004
Net income (loss)	$ 0.3	$ (1.1)
Provision (benefit) for income taxes	0.2	(0.6)
Interest expense	13.7	14.2
Depreciation and amortization	26.6	27.6
EBITDA	$ 40.8	$ 40.1

8.  Income Taxes

            The components of the Company's deferred tax liabilities and assets are as follows (in thousands):

	June 30, 2005	March 31, 2005
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$ 107,535	$ 108,429
Interest rate swap	316	340
Other	1,886	1,798
	109,737	110,567
Deferred tax assets:
Net operating loss carryforwards	37,260	38,432
Covenant not to compete	1,042	1,074
Other	2,263	2,121
	40,565	41,627
Net deferred tax liability	$ 69,172	$ 68,940

The net operating loss carryforwards of approximately $91 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.

            The provision (benefit) for income taxes consists of (in thousands):

	Three Months ended June 30,
	2005	2004
Federal	$ 200	$ (545)
State	56	(135)
	$ 256	$ (680)

            The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended June 30,
	2005	2004
Expected tax benefit	$ 193	$ (619)
State tax benefit, net of federal taxes	37	(88)
Permanent book/tax difference	26	27
Tax provision (benefit)	$ 256	$ (680)

9.  Dividends

            On May 12, 2005, the board of directors of Coinmach declared an aggregate cash dividend of approximately $5.4 million on Coinmach's outstanding common stock, which cash dividend was paid on June 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million with respect to the Intercompany Loan, was used by CSC to satisfy distribution payments under its IDSs.

            On August 9, 2005, the board of directors of Coinmach declared an aggregate cash dividend of approximately $5.4 million on Coinmach's outstanding common stock, which cash dividend is payable on September 1, 2005 to CLC.  Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs.

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the caption "Business -- Risk Factors."     Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.  See "--Special Note Regarding Forward Looking Statements" below.

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

            We also operate an equipment rental business through Appliance Warehouse of America, Inc. ("AWA"), a Delaware corporation that is jointly-owned by us and Coinmach Service Corp. ("CSC"), a Delaware corporation and the indirect owner of all of our outstanding capital stock. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.

            We also operate an equipment distribution business through Super Laundry Equipment Corp. ("Super Laundry"), our direct wholly-owned subsidiary.  Super Laundry's business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.

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

            We are required to estimate the collectibility of our receivables.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Allowance for doubtful accounts at June 30, 2005 was approximately $3.9 million.

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

            We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry both at June 30, 2005 and at March 31, 2005 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment existed.

            Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that approximately 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in over 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods. As a result, we believe that the useful lives of contract rights are related to the expected cash flows that are associated with those rights and the amortization periods for contract rights should generally reflect those useful lives and, by extension, the cash flow streams associated with them.   The useful lives being used to amortize contract rights range from approximately 30 to 35 years.

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

Results of Operations

            The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.

            Comparison of the three-month periods ended June 30, 2005 and June 30, 2004.

            The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 119.8	$ 118.3	$ 1.5
Rental	8.6	8.3	0.3
Distribution	5.4	6.9	(1.5)
	$ 133.8	$ 133.5	$ 0.3

            Revenue increased by approximately $0.3 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.

            Route revenue for the three months ended June 30, 2005 increased by approximately $1.5 million, or 1%, over the prior year's corresponding period.   We believe that the increase was primarily due to the net result of an increase in third party service income and price increases, offset slightly by decreased revenue primarily in the Southeast operations caused by higher vacancy rates in these regions during the prior year.

            Rental revenue for the three months ended June 30, 2005 increased by approximately $0.3 million, or 4%, over the prior year's corresponding period.  This increase was primarily the result of internal growth of the machine base in existing areas of operations during the current and prior years.

            Distribution revenue for the three months ended June 30, 2005 decreased by approximately $1.5 million, or 22%, from the prior year's corresponding period.  The decrease was primarily due to decreased sales from the Northeast and Midwest operations.  Sales from the distribution business unit are sensitive to general market conditions and economic conditions.

            Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $0.2 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  As a percentage of revenues, laundry operating expenses were 68% for both the three-month periods ended June 30, 2005 and June 30, 2004.

            The decrease in laundry operating expenses was due primarily to decreased cost of sales of approximately $1.1 million due to decreased sales in the Northeast and Midwest operations in the distribution business. This decrease in laundry operating expenses was offset primarily by an (i) increase in salary expense of approximately $0.6 million in the route business associated with collection services and (ii) an increase in fuel costs of approximately $0.4 million primarily due to increased fuel prices.

            General and administrative expenses decreased by approximately $0.2 million for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease in general and administrative expenses was primarily due to a reduction in   administrative expenses. As a percentage of revenues, general and administrative expenses were approximately 1.6% for the three-month period ended June 30, 2005, as compared to approximately 1.7% for the three-month period ended June 30, 2004.

            Depreciation and amortization expense decreased by approximately $0.1 million, or less than 1%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures over the past few years.

            Amortization of advance location payments decreased by approximately $0.8 million, or 16%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease was primarily due to the reduction in the amount of advance location payments made in the prior years.

            Amortization of intangibles decreased by approximately $0.2 million, or 5%, for the three-month period ended June 30, 2005, as compared to the prior year's corresponding period.  The decrease was primarily the result of amortization expense recorded on an accelerated basis in prior years.

            Operating income margins were approximately 10.6% for the three-month period ended June 30, 2005, as compared to approximately 9.3% for the prior year's corresponding period.  The increase in operating income margin was primarily due to a reduction in depreciation and amortization expense as well as an increase in revenue.

            Interest expense decreased by approximately $0.5 million, or 4%, for the three-month period ended June 30, 2005 as compared to the prior year's corresponding period.   As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of the 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.  This resulted in a decrease in interest expense offset by interest expense under an intercompany loan made by CSC to us as part of the IDS Transactions of approximately $81.7 million, accruing interest at an annual rate of 10.95%.  The decrease in interest expense was also offset by an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates.  This was offset by a decrease in interest expense resulting from the interest rate swap agreements totaling $150 million entered into by Coinmach in September 2002 that are at a slightly lower fixed interest rate as compared to the variable interest rates.

            The provision for income taxes for the three-month period ended June 30, 2005 was approximately $0.3 million as compared to a benefit for income taxes of approximately $0.7 million for the prior year's corresponding period.  The change is primarily due to an increase in operating income which resulted in approximately $0.8 million of additional Federal income tax and approximately $0.1 million of additional state income tax net of the Federal tax benefit.  The effective tax rate for the three-month period ended June 30, 2005 was approximately 46% as compared to 38% for the prior year's corresponding period.  The increased effective tax rate is primarily due to permanent differences in the current period representing a greater percentage of book income for the current period as compared to permanent differences in the prior year.

            Net income was approximately $0.3 million for the three-month period ended June 30, 2005, as compared to net loss of approximately $1.1 million for the prior year's corresponding period.  In prior years, net losses were attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.

            The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 39.4	$ 39.2	$ 0.2
Rental	3.5	3.3	0.2
Distribution	-	(0.1)	0.1
Corporate expenses	(2.1)	(2.3)	0.2
Total EBITDA	$ 40.8	$ 40.1	$ 0.7

______________

                EBITDA represents earnings from continuing operations before deductions for interest, income taxes and depreciation and amortization. Management believes that EBITDA is useful as a means to evaluate our ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. EBITDA is also used by management as a measure of evaluating the performance of our three operating segments. Management further believes that EBITDA is useful to investors as a measure of comparative operating performance as it is less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of changes in pricing decisions, cost controls and other factors that affect operating performance. Management uses EBITDA to develop compensation plans, to measure sales force performance and to allocate capital assets. Additionally, because we have historically provided EBITDA to investors, we believe that presenting this non-GAAP financial measure provides consistency in financial reporting.  Our use of EBITDA, however, is not intended to represent cash flows for the period, nor  has  it  been  presented  as an  alternative  to  either (a)  operating  income  (as determined by GAAP) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by GAAP) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies. See Note 7 to the Condensed Consolidated Financial Statements for a reconciliation of net income (loss) to EBITDA for the periods indicated in the table immediately above.

            EBITDA was approximately $40.8 million for the three months ended June 30, 2005, as compared to approximately $40.1 million for the three months ended June 30, 2004.  EBITDA margin was approximately 30.5% for the three months ended June 30, 2005, as compared to 30.0% for the prior year's corresponding period.  The increase in EBITDA and EBITDA margin is primarily attributable to an increase in revenue in the route business.

Liquidity and Capital Resources

            Our liquidity requirements primarily consist of (i) interest payments on the 9% Senior Notes, (ii) interest payments on our borrowings under the Senior Secured Credit Facility,  (iii) interest payments on the intercompany note held by CSC, (iv) dividend payments on our common stock in order to service payments owed by CSC under the 11% senior secured notes and, if and when declared by the board of directors of CSC, dividends on its common stock and (v) capital expenditures and other working capital requirements.

            We have substantial indebtedness and debt service requirements.  At June 30, 2005, on a consolidated basis, we had outstanding total debt to third parties of approximately $572.2 million, which included (i) $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $239.3 million of term loan borrowings under the Senior Secured Credit Facility.   We also had approximately $81.7 million aggregate principal amount outstanding under the Intercompany Loan.  Letters of credit under the Senior Secured Credit Facility outstanding at June 30, 2005 were approximately $6.4 million.  The 9% Senior Notes are scheduled to mature on February 1, 2010.  The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009.  As of June 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008.  The Intercompany Loan is scheduled to mature on December 1, 2024.

            Our stockholder's equity was approximately $94.6 million as of June 30, 2005.

            Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility.  As of June 30, 2005, we had cash and cash equivalents of approximately $66.1 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.

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

            CSC intends to use dividend payments, if any, from our common stock and interest payments under the Intercompany Loan to service interest payments on the 11% Senior Secured Notes and dividend payments, if any, on its common stock.  Under the indenture governing the 11% Senior Secured Notes, if at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, we are required to guarantee the 11% Senior Secured Notes.

            On May 12, 2005, our board of directors declared an aggregate cash dividend of approximately $5.4 million on our outstanding common stock, which cash dividend was paid on June 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million with respect to the Intercompany Loan, was used by CSC to satisfy distribution payments under its IDSs.

            On August 9, 2005, our board of directors declared an aggregate cash dividend of approximately $5.4 million on our outstanding common stock, which cash dividend is payable on September 1, 2005 to CLC.  Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs.

Financing Activities

            We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures.  We may use external financings in the future to refinance or fund the retirement of our and our subsidiaries' existing indebtedness.  The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings.  Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.

            Senior Secured Credit Facility

            On January 25, 2002, we entered into the Senior Credit Secured Facility, which is comprised of:  (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million.  The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million.  The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries.   The interest rate is based on a monthly variable Eurodollar rate plus 2.75%.  At June 30, 2005, the monthly variable Eurodollar rate was 3.44%.  As a condition to the consummation of the IDS Transactions, we entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, among other things, to permit the IDS Transactions.

            We used a portion of the proceeds from CSC's initial public offering to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.  As of June 30, 2005, the aggregate principal amount outstanding under the term loans was approximately $239.3 million.  The term loans are scheduled to be fully repaid by July 25, 2009.

            The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock or our subsidiaries or the purchase, redemption or other acquisition of any of our capital stock or our subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach's equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that we satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.

            The Senior Secured Credit Facility requires us to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of "excess cash flow," as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.

            On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense.  The three swap agreements consist of:  (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006.  These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges.  We recognized a slight accumulated other comprehensive loss in the stockholder's equity section for the three months ended June 30, 2005 relating to the interest rate swaps that qualify as cash flow hedges.

            At June 30, 2005, we were in compliance with the covenants under the Senior Secured Credit Facility.

            9% Senior Notes

            On January 25, 2002, we issued $450 million of the 9% Senior Notes.  Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record as of the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which mature on February 1, 2010, are unsecured senior obligations of ours and are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days' notice, at the redemption prices set forth in the indenture, governing the 9% Senior Notes plus accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from us to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.

            On December 24, 2004, we used a portion of the proceeds from CSC's initial public offering to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium).  At June 30, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.

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

            At June 30, 2005, we were in compliance with the covenants under the indenture governing the 9% Senior Notes.

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

            The Intercompany Loan contains covenants (other than a covenant providing for the delivery of reports to holders) that are substantially the same as those provided in the terms of the 9% Senior Notes (as such covenants may be modified in the future pursuant to the terms of the indenture governing the 9% Senior Notes); provided, however, that on the redemption or repayment in full of the 9% Senior Notes, the covenants contained in the Intercompany Loan will become substantially the same as those provided in the terms of such other indebtedness that refinances or replaces the 9% Senior Notes or, in the absence thereof, the terms of the 11% Senior Secured Notes.  The Intercompany Loan and the Intercompany Loan guaranty were pledged by CSC to secure the repayment of the 11% Senior Secured Notes.

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

            At June 30, 2005, we were in compliance with the covenants under the Intercompany Loan.

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

            Capital expenditures (net of proceeds from the sale of equipment) for the three-month period ended June 30, 2005 were approximately $17.6 million.  The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements.  Additionally, capital expenditures for the three-month period ended June 30, 2005 included approximately $1.5 million attributable to technology upgrades.  The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended.  While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.

            The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended June 30,
	2005	2004	Change
Route	$ 15.1	$ 16.7	$ (1.6)
Rental	0.9	0.8	0.1
Distribution	0.1	0.1	-
Corporate	1.5	0.8	0.7
	$ 17.6	$ 18.4	$ (0.8)

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

Summary of Contractual Obligations

            The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of June 30, 2005 (in millions):

		Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After

Long-Term Debt Obligations	$ 564.3	$ 11.4	$ 2.5	$ 11.9	$ 11.9	$ 526.5	$ 0.1
Interest on Long-Term Debt (1)	194.0	29.0	43.3	43.0	42.2	36.5	-
Capital Lease Obligations (2)	7.9	2.5	2.7	1.7	0.9	0.1	-
Intercompany Loan	81.7	-	-	-	-	-	81.7
Interest on Intercompany Loan (3)	175.9	8.9	8.9	8.9	8.9	8.9	131.4
Operating Lease Obligations	26.9	6.1	6.8	4.8	3.7	2.7	2.8
	$ 1,050.7	$ 57.9	$ 64.2	$ 70.3	$ 67.6	$ 574.7	$ 216.0

(1)

As of June 30, 2005, approximately $239.3 million of our long-term debt outstanding under our Senior Secured Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 6.19% based on the Eurodollar rate in effect at June 30, 2005. In addition, at June 30, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0%. In addition, in connection with the Senior Secured Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%.

(2)	Includes both principal and interest.

(3)	The Intercompany Loan is subject to a fixed interest rate of 10.95%.

Future Capital Needs and Resources

            Our near-term cash requirements are primarily related to payment of interest on our existing indebtedness, capital expenditures, working capital and dividend payments on our common stock in order to service payments owed by CSC on the 11% Senior Secured Notes and, if and when declared by the board of directors of CSC, dividend payments on its common stock.  Substantially all of our long-term debt is scheduled to mature on or after July 25, 2009, the date on which the remaining balances under the Senior Secured Credit Facility's term loans become due.  However, our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries, (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds, (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired and (iv) our ability to adapt to changes in the laundry equipment services industry could be limited.

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

Certain Accounting Treatment

            Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $26.6 million for the three months ended June 30, 2005 reduces our net income, but not our cash flow from operations.  In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to "contract rights."  Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income.  Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.

Inflation and Seasonality

            In general, our laundry operating expenses and general and administrative expenses are affected by inflation and the effects of inflation may be experienced by us in future periods.  We believe that such effects will not be material.  Our business generally is not seasonal.

Special Note Regarding Forward Looking Statements

            This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward looking statements, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be covered by the safe harbor provisions for forward-looking statements in these provisions.  These forward-looking statements include, without limitation, statements about our future financial position, adequacy of available cash resources, common stock dividend policy and anticipated payments, business strategy, competition, budgets, projected costs and plans and objectives of management for future operations.  These forward-looking statements are usually accompanied by words such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," "continue" and similar expressions.  The forward looking information is based on various factors and was derived using numerous assumptions.

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

            Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results:

●	the restrictive debt covenants and other requirements related to our outstanding debt that could restrict our operating flexibility;

●	our ability to continue to renew our lease contracts with property owners and management companies;

●	extended periods of reduced occupancy which could result in reduced revenues and cash flow from operations in certain areas;

●

our ability to compete effectively in a highly competitive and capital intensive industry which is fragmented nationally, with many small, private and family-owned businesses operating throughout all major metropolitan areas;

●

compliance obligations and liabilities under regulatory, judicial and environmental laws and regulations, including, but not limited to, governmental action imposing heightened energy and water efficiency standards or other requirements with respect to commercial clothes washers;

●

our ability to maintain borrowing flexibility and to meet our projected and future cash needs, including capital expenditure requirements with respect to maintaining our machine base, given our substantial level of indebtedness, history of net losses and reduced liquidity resulting from any distributions we may make to CSC should it elect to pay cash dividends on its common stock;

●	risks associated with expansion of our business through "tuck-ins" and other acquisitions and integration of acquired operations into our existing business;

●

the risk of adverse tax consequences should the $116.1 million aggregate principal amount of 11% Senior Secured Notes that underlie CSC's outstanding income deposit securities not be respected as debt for U.S. federal income tax purposes;

●	risks associated with changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC or the American Institute of Certified Public Accountants; and

●	other factors discussed elsewhere in this report and in our public filings with the SEC.

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

            Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings.  Our operating results and cash flow would be adversely affected by an increase in interest rates.  As of June 30, 2005, we had approximately $89.3 million outstanding relating to our variable rate debt portfolio.

            Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.8 million, assuming the total amount of variable interest rate debt outstanding was $89.3 million, the balance as of June 30, 2005.

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

ITEM 4.    CONTROLS AND PROCEDURES

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

            None.

ITEM 5.    Other Information

            None.

ITEM 6.    Exhibits and Reports on Form 8-K

Exhibits

10.1	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, MCS Capital, Inc. and Stephen R. Kerrigan, dated June 7, 2005

10.2	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation and Robert M. Doyle, dated June 7, 2005

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINMACH CORPORATION
Date: August 12, 2005	/s/ Robert M. Doyle Robert M. Doyle Chief Financial Officer (On behalf of registrant and as Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation, MCS Capital, Inc. and Stephen R. Kerrigan, dated June 7, 2005

10.2	Amended and Restated Senior Management Agreement by and among Coinmach Service Corp., Coinmach Holdings, LLC, Coinmach Corporation and Robert M. Doyle, dated June 7, 2005

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 United States Code, Section 1350, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002