Form 10-Q
period 2005-09-30
COINMACH CORP
filed 2005-11-10
CIK 91693

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (516) 349-8555
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of the close of business on November 9, 2005, Coinmach Corporation had outstanding 100 shares of common stock, par value $0.01 per share (the “Common Stock”), all of which were held by Coinmach Laundry Corporation.

COINMACH CORPORATION AND SUBSIDIARIES

COINMACH CORPORATION AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30, 2005	March 31, 2005[1]
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$49,261	$56,840
Receivables, net	5,702	6,486
Inventories	12,536	12,432
Assets held for sale	349	2,475
Prepaid expenses	3,990	5,031
Interest rate swap asset	790	832
Other current assets	2,297	2,582

Total current assets	74,925	86,678
Advance location payments	70,179	72,222
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $366,441 and $329,130	262,130	264,264
Contract rights, net of accumulated amortization of $107,733 and $100,975	303,676	309,698
Goodwill	204,780	204,780
Other assets	8,374	7,619

Total assets	$924,064	$945,261

LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$32,312	$33,129
Accrued rental payments	33,603	30,029
Accrued interest	7,726	7,987
Current portion of long-term debt	5,961	17,704

Total current liabilities	79,602	88,849
Deferred income taxes	68,574	68,940
Long-term debt, less current portion	556,267	554,570
Intercompany loan	81,670	81,670
Due to Parent	49,766	51,534

Total liabilities	835,879	845,563
Stockholder’s equity:
Common stock and capital in excess of par value	286,629	286,629
Accumulated other comprehensive income, net of tax	467	492
Accumulated deficit	(198,911)	(187,423)

Total stockholder’s equity	88,185	99,698

Total liabilities and stockholder’s equity	$924,064	$945,261

See accompanying notes.

1	The March 31, 2005 balance sheet has been derived from the audited consolidated financial statements as of that date.

COINMACH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
REVENUES	$132,320	$132,950	$266,150	$266,449
COSTS AND EXPENSES:
Laundry operating expenses (exclusive of depreciation and amortization and amortization of advance location payments)	90,117	91,507	181,032	182,632
General and administrative	2,325	2,197	4,447	4,477
Depreciation and amortization	18,929	19,029	37,861	38,058
Amortization of advance location payments	5,038	4,926	9,173	9,852
Amortization of intangibles	3,485	3,580	6,970	7,260
Other items, net	310	500	310	500

	120,204	121,739	239,793	242,779

OPERATING INCOME	12,116	11,211	26,357	23,670

INTEREST EXPENSE	13,674	14,398	27,364	28,625

LOSS BEFORE INCOME TAXES	(1,558)	(3,187)	(1,007)	(4,955)

BENEFIT FOR INCOME TAXES:

Current	—	34	—	53

Deferred	(605)	(1,285)	(349)	(1,984)

	(605)	(1,251)	(349)	(1,931)

NET LOSS	$(953)	$(1,936)	$(658)	$(3,024)

Accumulated deficit, beginning of period			$(187,423)

Net loss			(658)

Dividends paid to Parent			(10,830)

Accumulated deficit, end of period			$(198,911)

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands of dollars)

	Six Months Ended
	September 30,	September 30,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$(658)	$(3,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,861	38,058
Amortization of advance location payments	9,173	9,852
Amortization of intangibles	6,970	7,260
Loss (gain) on sale of investment and equipment	27	(54)
Deferred income taxes	(349)	(1,984)
Amortization of deferred issue costs	795	1,207
Change in operating assets and liabilities, net of businesses acquired:
Other assets	(1,227)	927
Receivables, net	784	(2,624)
Inventories and prepaid expenses	937	(39)
Accounts payable and accrued expenses, net	2,757	(1,009)
Accrued interest	(261)	202

Net cash provided by operating activities	56,809	48,772

INVESTING ACTIVITIES:
Additions to property and equipment	(29,944)	(27,670)
Advance location payments to location owners	(7,130)	(9,285)
Acquisition of net assets related to acquisitions of businesses	(1,210)	(618)
Proceeds from sale of property and equipment	498	291

Net cash used in investing activities	(37,786)	(37,282)

FINANCING ACTIVITIES:
Repayments under credit facility	(11,223)	(3,066)
Dividends paid to Parent	(10,830)	-
Net repayments to Parent	(1,768)	(432)
(Repayments) borrowings from bank and other borrowings	(121)	217
Principal payments on capitalized lease obligations	(2,660)	(2,224)

Net cash used in financing activities	(26,602)	(5,505)

Net (decrease) increase in cash and cash equivalents	(7,579)	5,985

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,840	31,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,261	$37,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,830	$27,285

Income taxes paid	$251	$197

NON-CASH FINANCING ACTIVITIES:
Acquisition of fixed assets through capital leases	$3,958	$3,217

Transfer of assets held for sale to fixed assets	$1,936	$—

See accompanying notes.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated financial statements of Coinmach Corporation, a Delaware corporation, include the accounts of all of its subsidiaries. All significant intercompany profits, transactions and balances have been eliminated in consolidation. The Company is a direct wholly-owned subsidiary of Coinmach Laundry Corporation, a Delaware corporation, (“CLC” or the “Parent”), which in turn is a direct wholly-owned subsidiary of Coinmach Service Corp., a Delaware corporation (“CSC”). Unless otherwise specified herein, references to the “Company,” “Coinmach,” “we,” “us” and “our” shall mean Coinmach Corporation and its subsidiaries.
     On November 24, 2004, CSC completed its initial public offerings of Income Deposit Securities (“IDSs”) and 11% senior secured notes due 2024 sold separate and apart from the IDSs (such notes, together with the 11% senior secured notes due 2024 underlying IDSs, the “11% Senior Secured Notes”). In connection with the offering and certain related corporate reorganization transactions, Coinmach Holdings LLC, a Delaware limited liability company, (“Holdings”) exchanged all then outstanding CLC capital stock held by it and all of the outstanding non-voting common stock of Appliance Warehouse of America, Inc., a Delaware corporation (“AWA”), to CSC for 24,980,445 shares of CSC Class B common stock, which represents all of the outstanding CSC Class B common stock. Pursuant to these transactions, CSC became controlled by Holdings and AWA became jointly-owned by CSC and the Company. The initial public offerings of CSC and related transactions and the use of proceeds therefrom are referred to herein collectively as the “IDS Transactions.”
     CSC used a portion of the proceeds from the IDS Transactions to make an intercompany loan (the “Intercompany Loan”) to Coinmach in an aggregate principal amount of approximately $81.7 million and an indirect capital contribution to Coinmach (the “Capital Contribution”) through CLC of approximately $165.6 million. These proceeds, along with available cash, were used by Coinmach to (i) redeem a portion of Coinmach’s 9% senior notes due 2010 (the “9% Senior Notes”) in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium), which notes were redeemed on December 24, 2004, (ii) repay approximately $15.5 million of outstanding term loans under Coinmach’s senior secured credit facility (the “Senior Secured Credit Facility”) and (iii) make a $93.5 million dividend payment to CLC.
     The Company incurred certain expenses that were classified as transaction costs on the Consolidated Statements of Operations for the fiscal year ended March 31, 2005 which included (1) the $11.3 million redemption premium on the portion of 9% Senior Notes redeemed, (2) the write-off of the deferred financing costs relating to the redemption of 9% Senior Notes and the repayment of the term loans aggregating approximately $3.5 million, (3) expenses aggregating approximately $1.8 million relating to an amendment to the Senior Secured Credit Facility effected on November 15, 2004 to, among other things, permit the IDS Transactions, and (4) special bonuses to senior management related to the IDS Transactions aggregating approximately $0.8 million.

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
     In the opinion of management of the Company, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for a fair presentation of the financial statements for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
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

	September 30,	March 31,
	2005	2005
Laundry equipment	$8,872	$8,882
Machine repair parts	3,664	3,550

	$12,536	$12,432

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
3. Assets Held for Sale
     During the year ended March 31, 2004, the Company constructed five laundromats that were expected to be sold no later than the end of fiscal 2005. Although the laundromats were not sold, the Company continued to market them through September 30, 2005. The Company had determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. At September 30, 2005, the Company had accepted an offer to sell one of the laundromats for a purchase price of approximately $350,000, which closed on October 19, 2005 and which resulted in a write down of the related asset value by approximately $190,000. This write down is reflected in Other items, net on the Statement of Operations for the three and six months ended September 30, 2005. In addition, the Company reclassified the balance of the remaining laundromats from Assets Held for Sale to Fixed Assets because the Company has ceased all marketing efforts and has decided to operate these facilities as part of its retail operations. The amount transferred was approximately $1,936,000 as of September 30, 2005, which represents their historical cost. The Company believes the fair value of these laundromats exceeds the historical cost. The carrying value of the laundromat that is held for sale is separately presented in the consolidated balance sheet.
4. Goodwill and Contract Rights
     The Company accounts fo3r goodwill in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires an annual impairment test of goodwill. Goodwill is further tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 requires a two-step process in evaluating goodwill. In performing the annual goodwill assessment, the first step requires comparing the fair value of the reporting unit to its carrying value. To the extent that the carrying value of the reporting unit exceeds the fair value, the Company would need to perform the second step in the impairment test to measure the amount of goodwill write-off. Based on present operations and strategic plans, management believes that there have not been any indications of impairment of goodwill. The fair value of the reporting units for these tests is based upon a discounted cash flow model. In step two, the fair value of the reporting unit is allocated to the reporting units’ assets and liabilities (a hypothetical purchase price allocation as if the reporting unit had been acquired on that date). The implied fair value of goodwill is calculated by deducting the allocated fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as determined in step one. The remaining fair value, after assigning fair value to all of the reporting units’ assets and liabilities, represents the implied fair value of goodwill for the reporting unit. If the implied fair value is less than the carrying value of goodwill, an impairment loss equal to the difference would be recognized. The Company has determined that its reporting units with goodwill consist of the route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry is as follows (in thousands):

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)

Route	$195,026
Rental (AWA)	6,837
Distribution (Super Laundry)	2,917

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
     Amortization expense for contract rights for each of the next five years is estimated to be as follows (in millions of dollars):

Years ending March 31,
2006 (remainder of year)	$6.8
2007	13.3
2008	13.0
2009	12.6
2010	12.3
     The Company assesses the recoverability of contract rights in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). The Company has twenty-eight geographic regions to which contract rights have been allocated. The Company has contracts at every location/property, and analyzes revenue and certain direct costs on a contract-by-contract basis, however, the Company does not allocate common region costs and servicing costs to contracts, therefore regions represent the lowest level of identifiable cash flows in grouping contract rights. The assessment includes evaluating the financial results/cash flows and certain statistical performance measures for each region in which the Company operates. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base, and the regions general economic conditions. If as a result of this evaluation there are indicators of impairment that result in losses to the machine base, or an event occurs that would indicate that the carrying amounts may not be recoverable, the Company reevaluates the carrying value of contract rights based on future undiscounted cash flows attributed to that region and records an impairment loss based on discounted cash flows if the carrying amount of the contract rights are not recoverable from undiscounted cash flows. Based on present operations and strategic plans, management believes that there have not been any indicators of impairment of contract rights or long lived assets.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	March 31,
	2005	2005
9% Senior Notes due 2010	$324,500	$324,500
Credit facility indebtedness	229,284	240,507
Obligations under capital leases	7,928	6,630
Other long-term debt with varying terms and maturities	516	637

	562,228	572,274
Less current portion	5,961	17,704

	$556,267	$554,570

9% Senior Notes
     On January 25, 2002, the Company issued $450 million aggregate principal amount of the 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record at the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which are to mature on February 1, 2010, are unsecured senior obligations of the Company and are redeemable, at its option, in whole or in part at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture, governing the 9% Senior Notes plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from the Company to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by the Company’s domestic subsidiaries.
     On December 24, 2004, the Company used a portion of the proceeds of CSC’s initial public offerings of IDSs and separate 11% Senior Secured Notes to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). Such 9% Senior Notes were redeemed with funds that were set aside in escrow on November 24, 2004. As a result of such redemption, at September 30, 2005 there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
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

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
limitation on the issuance of preferred stock by non-guarantor subsidiaries; (vii) limitation on conduct of business; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation on consolidations, mergers and sales of substantially all of our assets.
     At September 30, 2005, the Company was in compliance with the covenants under the indenture governing the 9% Senior Notes.
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
     As a condition to the consummation of CSC’s initial public offerings of IDSs and separate 11% Senior Secured Notes, the Company entered into an amendment to the Senior Secured Credit Facility on November 15, 2004 with the requisite lenders and agents thereunder to, among other things, permit the IDS Transactions. Coinmach used a portion of the proceeds from CSC’s initial public offerings to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility.
     The Senior Secured Credit Facility requires the Company to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.
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
     At September 30, 2005, the Company was in compliance with the covenants under the Senior Secured Credit Facility.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
     At September 30, 2005, on a consolidated basis, the Company’s outstanding total debt to third parties included (i) $324.5 million aggregate principal amount of 9% Senior Notes and (ii) approximately $229.3 million of term loan borrowings under the Senior Secured Credit Facility with an interest rate of 6.88%. The Company also had approximately $81.7 million aggregate principal amount outstanding under the Intercompany Loan. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of September 30, 2005, the amount available under the revolving credit portion of the Senior Secured Credit Facility was approximately $68.6 million and there were no amounts outstanding under such revolver. Letters of credit under the Senior Secured Credit Facility outstanding at September 30, 2005 were approximately $6.4 million.
Interest Rate Swap
     On September 23, 2002, the Company entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively converts a portion of its floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis thus reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006; and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The Company recognized a small accumulated other comprehensive loss in the stockholder’s equity section for the six months ended September 30, 2005, relating to the interest rate swaps that qualify as cash flow hedges.
6. Intercompany Loan
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

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
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
     If the Company merged with or into CSC or CSC merged with or into the Company, the Intercompany Loan would be terminated and the surviving company would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
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
     At September 30, 2005, the Company was in compliance with the covenants under the Intercompany Loan.
7. Guarantor Subsidiaries
     The Company’s domestic subsidiaries (collectively, the “Guarantor Subsidiaries”) have guaranteed the 9% Senior Notes and indebtedness under the Senior Secured Credit Facility referred to in Note 4. The Company has not included separate financial statements of the Guarantor Subsidiaries because they are wholly-owned by the Company, the guarantees issued are full and unconditional and the guarantees are joint and several. In addition, the non-Guarantor Subsidiaries are “minor” since the combined operations of the non-Guarantor Subsidiaries represent less than 1% of the Company’s total revenue, total assets, stockholder’s equity, income from continuing operations before income taxes and cash flows from operating activities, in each case on a consolidated basis. Accordingly, the Company has not included a separate column for the non-Guarantor Subsidiaries. The condensed consolidating balance sheets as of September 30, 2005 and March 31, 2005, the condensed consolidating statements of

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
operations for the three and six months ended September 30, 2005 and 2004, and the condensed consolidating statements of cash flows for the six months ended September 30, 2005 and 2004 include AWA, Super Laundry, ALFC and Grand Wash & Dry Launderette, Inc., as Guarantor Subsidiaries.

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed consolidating financial information for the Company and its Guarantor Subsidiaries are as follows (in thousands):
Condensed Consolidating Balance Sheets

	September 30, 2005
	Coinmach and
	Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$62,492	$12,433	$—	$74,925
Advance location payments	70,147	32	—	70,179
Property, equipment and leasehold improvements, net	234,909	27,221	—	262,130
Intangible assets, net	498,702	9,754	—	508,456
Intercompany loans and advances	46,469	(21,851)	(24,618)	—
Investment in subsidiaries	(24,867)	—	24,867	—
Investment in preferred stock	19,222	—	(19,222)	—
Other assets	8,368	6	—	8,374

Total assets	$915,442	$27,595	$(18,973)	$924,064

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$64,620	$9,021	$—	$73,641
Current portion of long-term debt	5,859	102	—	5,961

Total current liabilities	70,479	9,123	—	79,602
Deferred income taxes	65,589	2,985	—	68,574
Long-term debt, less current portion	556,128	24,757	(24,618)	556,267
Intercompany loan	81,670	—	—	81,670
Due to Parent	49,766	—	—	49,766
Preferred stock and dividends payable	—	19,222	(19,222)	—
Total stockholder’s equity (deficit)	91,810	(28,492)	24,867	88,185

Total liabilities and stockholder’s equity (deficit)	$915,442	$27,595	$(18,973)	$924,064

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Balance Sheets (continued)

	March 31, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets, consisting of cash, receivables, inventory, assets held for sale, prepaid expenses and other current assets	$69,403	$17,275	$—	$86,678
Advance location payments	72,171	51	—	72,222
Property, equipment and leasehold improvements, net	236,781	27,483	—	264,264
Intangible assets, net	504,724	9,754	—	514,478
Intercompany loans and advances	50,019	(26,372)	(23,647)	—
Investment in subsidiaries	(25,753)	—	25,753	—
Investment in preferred stock	18,405	—	(18,405)	—
Other assets	7,601	18	—	7,619

Total assets	$933,351	$28,209	$(16,299)	$945,261

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$59,868	$11,277	$—	$71,145
Current portion of long-term debt	17,539	165	—	17,704

Total current liabilities	77,407	11,442	—	88,849
Deferred income taxes	66,071	2,869	—	68,940
Long-term debt, less current portion	554,165	24,051	(23,646)	554,570
Intercompany loan	81,670	—	—	81,670
Due to Parent	51,534	—	—	51,534

Preferred stock and dividends payable	—	18,405	(18,405)	—
Total stockholder’s equity (deficit)	102,504	(28,558)	25,752	99,698

Total liabilities and stockholder’s equity (deficit)	$933,351	$28,209	$(16,299)	$945,261

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations

	Three months ended September 30, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$116,746	$15,574	$–	$132,320
Costs and expenses	106,038	14,166	–	120,204

Operating income	10,708	1,408	–	12,116
Interest expense	13,173	501	–	13,674

	(2,465)	907	–	(1,558)
Income tax (benefit) provision	(1,179)	574	–	(605)

	(1,286)	333	–	(953)
Equity in income of subsidiaries	(333)	–	333	–

	(953)	333	(333)	(953)
Dividend income	(410)	–	410	–

Net (loss) income	$(543)	$333	$(743)	$(953)

	Three months ended September 30, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$115,991	$16,959	$–	$132,950
Costs and expenses	105,692	16,047	–	121,739

Operating income	10,299	912	–	11,211
Interest expense	13,931	467	–	14,398

	(3,632)	445	–	(3,187)
Income tax (benefit) provision	(1,443)	192	–	(1,251)

	(2,189)	253	–	(1,936)
Equity in income of subsidiaries	(253)	–	253	–

	(1,936)	253	(253)	(1,936)
Dividend income	(410)	–	410	–

Net (loss) income	$(1,526)	$253	$(663)	$(1,936)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Operations (continued)

	Six months ended September 30, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$236,515	$29,635	$–	$266,150
Costs and expenses	212,734	27,059	–	239,793

Operating income	23,781	2,576	–	26,357
Interest expense	26,370	994	–	27,364

	(2,589)	1,582	–	(1,007)
Income tax (benefit) provision	(1,045)	696	–	(349)

	(1,544)	886	–	(658)
Equity in income of subsidiaries	(886)	–	886	–

	(658)	886	(886)	(658)
Dividend income	(816)	–	816	–

Net income (loss)	$158	$886	$(1,702)	$(658)

	Six months ended September 30, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$234,238	$32,211	$–	$266,449
Costs and expenses	212,292	30,487	–	242,779

Operating income	21,946	1,724	–	23,670
Interest expense	27,708	917	–	28,625

	(5,762)	807	–	(4,955)
Income tax (benefit) provision	(2,278)	347	–	(1,931)

	(3,484)	460	–	(3,024)
Equity in income of subsidiaries	(460)	–	460	–

	(3,024)	460	(460)	(3,024)
Dividend income	(816)	–	816	–

Net (loss) income	$(2,208)	$460	$(1,276)	$(3,024)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows

	Six months ended September 30, 2005
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income (loss)	$158	$886	$(1,702)	$(658)
Noncash adjustments	49,506	4,971	—	54,477
Change in operating assets and liabilities	2,144	846	—	2,990

Net cash provided by operating activities	51,808	6,703	(1,702)	56,809

Investing Activities
Investment in and advances to subsidiaries	(1,702)	—	1,702	—
Capital expenditures	(32,798)	(4,276)	—	(37,074)
Acquisition of assets	(1,210)	—	—	(1,210)
Sale of property and equipment	—	498	—	498

Net cash used in investing activities	(35,710)	(3,778)	1,702	(37,786)

Financing Activities
Repayment of debt	(11,223)	—	—	(11,223)
Other financing items	(10,735)	(4,644)	—	(15,379)

Net cash used in financing activities	(21,958)	(4,644)	—	(26,602)

Net increase (decrease) in cash and cash equivalents	(5,860)	(1,719)	—	(7,579)
Cash and cash equivalents, beginning of period	55,602	1,238	—	56,840

Cash and cash equivalents, end of period	$49,742	$(481)	$—	$49,261

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
Condensed Consolidating Statements of Cash Flows (continued)

	Six months ended September 30, 2004
	Coinmach
	and Non-		Adjustments
	Guarantor	Guarantor	and
	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(2,208)	$460	$(1,276)	$(3,024)
Noncash adjustments	49,232	5,107	—	54,339
Change in operating assets and liabilities	(3,246)	703	—	(2,543)

Net cash provided by operating activities	43,778	6,270	(1,276)	48,772

Investing Activities
Investment in and advances to subsidiaries	(1,276)	—	1,276	—
Capital expenditures	(33,883)	(3,072)	—	(36,955)
Acquisition of assets	(618)	—	—	(618)
Sale of property and equipment	—	291	—	291

Net cash used in investing activities	(35,777)	(2,781)	1,276	(37,282)

Financing Activities
Repayment of debt	(3,066)	—	—	(3,066)
Other financing items	328	(2,767)	—	(2,439)

Net cash used in by financing activities	(2,738)	(2,767)	—	(5,505)

Net increase in cash and cash equivalents	5,263	722	—	5,985
Cash and cash equivalents, beginning of period	30,621	999	—	31,620

Cash and cash equivalents, end of period	$35,884	$1,721	$—	$37,605

8. Segment Information
     The Company reports segment information for the route segment, its only reportable operating segment, and provides information for its two other operating segments reported as “All other”. The route segment, which comprises the Company’s core business, involves leasing laundry rooms from building owners and property management companies typically on a long-term, renewal basis, installing and servicing the laundry equipment, collecting revenues generated from laundry machines, collection services to third party operators and operating retail laundromats. The other business operations reported in “All other” include the aggregation of the rental and distribution businesses. The rental business involves the leasing of laundry machines and other household appliances to property owners, managers of multi-family housing properties and to a lesser extent, individuals and corporate relocation entities through the Company’s jointly-owned subsidiary, AWA. The distribution business involves constructing complete

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of coin and non-coin machines and parts, and selling service contracts through the Company’s subsidiary, Super Laundry. The Company evaluates performance and allocates resources based on EBITDA (earnings from continuing operations before interest, taxes and depreciation and amortization), cash flow and growth opportunity. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
     The table below presents information about the Company’s segments (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Revenue:
Route	$116,747	$115,991	$236,516	$234,238
All other:
Rental	8,848	8,540	17,496	16,880
Distribution	6,725	8,419	12,138	15,331

Subtotal	15,573	16,959	29,634	32,211

Total revenue	$132,320	$132,950	$266,150	$266,449

EBITDA (1):
Route	$38,122	$37,525	$77,493	$76,730
All other:
Rental	3,695	3,392	7,212	6,646
Distribution	386	526	413	441

Subtotal	4,081	3,918	7,625	7,087

Other items, net	(310)	(500)	(310)	(500)
Corporate expenses	(2,325)	(2,197)	(4,447)	(4,477)

Total EBITDA	39,568	38,746	80,361	78,840
Reconciling items:
Depreciation and amortization expense, amortization of advance location payments and amortization of intangibles:
Route	(24,507)	(24,677)	(48,099)	(49,376)
All other	(2,128)	(2,146)	(4,271)	(4,271)
Corporate	(817)	(712)	(1,634)	(1,523)

Total depreciation	(27,452)	(27,535)	(54,004)	(55,170)

Interest expense	(13,674)	(14,398)	(27,364)	(28,625)

Consolidated loss before income taxes	$(1,558)	$(3,187)	$(1,007)	$(4,955)

(1)	See description of “Non-GAAP Financial Measures” immediately following this table for a reconciliation of net loss to EBITDA for the periods indicated above.

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

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Net loss	$(1.0)	$(1.9)	$(0.7)	$(3.0)
Benefit for income taxes	(0.6)	(1.3)	(0.3)	(2.0)
Interest expense	13.7	14.4	27.4	28.6
Depreciation and amortization	27.5	27.5	54.0	55.2

EBITDA	$39.6	$38.7	$80.4	$78.8

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
9. Income Taxes
     The components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	September 30, 2005	March 31, 2005
Deferred tax liabilities:
Accelerated tax depreciation and contract rights	$106,641	$108,429
Interest rate swap	323	340
Other	1,971	1,798

	108,935	110,567

Deferred tax assets:
Net operating loss carryforwards	36,983	38,432
Covenant not to compete	1,010	1,074
Other	2,368	2,121

	40,361	41,627

Net deferred tax liability	$68,574	$68,940

     The net operating loss carryforwards of approximately $91 million expire between fiscal years 2006 through 2025. In addition, the net operating losses are subject to annual limitations imposed under the provisions of the Internal Revenue Code regarding changes in ownership.
     The (benefit) provision for income taxes consists of (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Federal	$(472)	$(1,002)	$(272)	$(1,547)
State	(133)	(249)	(77)	(384)

	$(605)	$(1,251)	$(349)	$(1,931)

     The effective income tax rate differs from the amount computed by applying the U.S. federal statutory rate to loss before taxes as a result of state taxes and permanent book/tax differences as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004
Expected tax benefit	$(545)	$(1,115)	$(352)	$(1,734)
State tax benefit, net of federal taxes	(87)	(162)	(50)	(250)
Permanent book/tax difference	27	26	53	53

Tax benefit	$(605)	$(1,251)	$(349)	$(1,931)

COINMACH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (continued)
10. Dividends
     On August 9, 2005, the board of directors of Coinmach declared an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock, which cash dividend was paid on September 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs and interest payments on the 11% Senior Secured Notes initially issued separate and apart from the IDSs.
     On November 8, 2005, the board of directors of Coinmach declared an aggregate cash dividend of approximately $5.4 million on Coinmach’s outstanding common stock, which cash dividend is payable on December 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs and interest payments on the 11% Senior Secured Notes initially issued separate and apart from the IDSs.

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     Except for the historical information contained herein, certain matters discussed in this document are forward-looking statements based on the beliefs of our management and are subject to certain risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the caption “Business – Risk Factors.” Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. See “—Special Note Regarding Forward Looking Statements” below.
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
     We also operate an equipment rental business through Appliance Warehouse of America, Inc. (“AWA”), a Delaware corporation that is jointly-owned by us and Coinmach Service Corp. (“CSC”), a Delaware corporation and the indirect owner of all of our outstanding capital stock. AWA leases laundry equipment and other household appliances and electronic items to property owners, managers of multi-family housing properties, and to a lesser extent, individuals and corporate relocation entities.
     We also operate an equipment distribution business through Super Laundry Equipment Corp. (“Super Laundry”), our direct wholly-owned subsidiary. Super Laundry’s business consists of constructing and designing complete turnkey retail laundromats, retrofitting existing retail laundromats, distributing exclusive lines of commercial coin and non-coin operated machines and parts, and selling service contracts.
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
     We are required to estimate the collectibility of our receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts at September 30, 2005 was approximately $4.1 million.

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
     We have significant costs in excess of net assets acquired (goodwill), contract rights and long-lived assets. Goodwill is tested for impairment on an annual basis. Additionally, goodwill is tested between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have determined that our reporting units with goodwill consist of our route business, AWA and Super Laundry. Goodwill attributed to the route business, AWA and Super Laundry both at September 30, 2005 and at March 31, 2005 was approximately $195.0 million, $6.8 million and $2.9 million, respectively. In performing the annual goodwill assessment, the fair value of the reporting unit is compared to its net asset-carrying amount, including goodwill. If the fair value exceeds the carrying amount, then it is determined that goodwill is not impaired. Should the carrying amount exceed the fair value, the second step in the impairment test would be required to be performed to determine the amount of goodwill write-off. The fair value for these tests is based upon a discounted cash flow model. Factors that generally impact cash flows include commission rates paid to property owners, occupancy rates at properties, sensitivity to price increases, loss of existing machine base and the prevailing general economic and market conditions. An annual assessment of goodwill as of January 1, 2005 was performed and it was determined that no impairment existed.
     Contract rights represent amounts expended for location contracts arising from the acquisition of laundry machines on location. These amounts arose solely from purchase price allocations pursuant to acquisitions made by us over a number of years based on an analysis of future cash flows. We do not record contract rights relating to new locations signed in the ordinary course of business. We estimate that approximately 90% of our contracts are long-term whereby the average term is approximately 8 years with staggered maturities. Of the remaining locations not subject to long-term agreements, we believe that we have retained a majority of such customers through long-standing relationships and continue to service such customers. Although the contracts have a legal life, there are other factors such as renewals, customer relationships and extensions that contribute to a value greater than the initial contract term. Over 90% of our contracts renew automatically and we have a right of first refusal upon termination in approximately 60% of our contracts. The automatic renewal clause typically provides that, if the property owner fails to take any action prior to the end of the lease term or any renewal term, the lease will automatically renew on substantially similar terms. In addition, over 85% of our contracts allow for unilateral price increases. Historically, we have demonstrated an ability to renew contracts, retain our customers and build upon those relationships. Since April 1997, we have posted net machine gains, exclusive of acquisitions, and our losses have averaged approximately 3% annually. Therefore, we believe that the cash flows from these contracts continue to be generated beyond the initial legal contract term and subsequent renewal periods.

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

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Comparison of the three- and six-month periods ended September 30, 2005 and September 30, 2004.
     The following table sets forth our revenues for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$116.7	$116.0	$0.7	$236.5	$234.2	$2.3
Rental	8.9	8.5	0.4	17.5	16.9	0.6
Distribution	6.7	8.4	(1.7)	12.1	15.3	(3.2)

	$132.3	$132.9	$(0.6)	$266.1	$266.4	$(0.3)

     Revenue decreased by approximately $0.6 million, or less than 1% for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Revenue decreased by approximately $0.3 million, or less than 1% for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period.
     Route revenue for the three months ended September 30, 2005 increased by approximately $0.7 million, or less than 1% as compared to the prior year’s corresponding period. Route revenue for the six months ended September 30, 2005 increased by approximately $2.3 million, or less than 1%, as compared to the prior year’s corresponding period. We believe that the increase was primarily due to the net result of an increase in third party service income and price increases.
     Rental revenue for the three months ended September 30, 2005 increased by approximately $0.4 million, or 5%, as compared to the prior year’s corresponding period. Rental revenue for the six months ended September 30, 2005 increased by approximately $0.6 million, or 4%, as compared to the prior year’s corresponding period. This increase was primarily the result            of the continuing internal growth of the machine base in existing areas of operations during the current year .
     Distribution revenue for the three months ended September 30, 2005 decreased by approximately $1.7 million, or 20%, as compared to the prior year’s corresponding period. Distribution revenue for the six months ended September 30, 2005 decreased by approximately $3.2 million, or 21%, as compared to the prior year’s corresponding period. The decrease was primarily due to decreased equipment            sales. Sales from the distribution business unit are sensitive to general market conditions and economic conditions.
     Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.4 million, or 2%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Laundry operating expenses, exclusive of depreciation and amortization, decreased by approximately $1.6 million, or less than 1%, for the

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. As a percentage of revenues, laundry operating expenses were 68% for both the three- and six-month periods ended September 30, 2005 and 69% for both the three- and six-month periods ended September 30, 2004.
     The decrease in laundry operating expenses for the three-month period was due primarily to a decrease in cost of sales of approximately $1.2 million due to decreased sales in the distribution business and other miscellaneous operating costs and expenses that are not material.
     The decrease in laundry operating expenses for the six-month period was due primarily to a decrease in cost of sales of approximately $2.8 million due to decreased sales in the distribution business, offset primarily by an increase in fuel costs of approximately $0.7 million primarily due to overall increases in fuel prices and other miscellaneous operating costs and expenses that are not material.
     General and administrative expenses increased by approximately $0.1 million for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. General and administrative expenses decreased slightly for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. As a percentage of revenues, general and administrative expenses were approximately 1.8% for the three-month period ended September 30, 2005, as compared to approximately 1.7% for the three-month period ended September 30, 2004. As a percentage of revenues, general and administrative expenses were approximately 1.7% for both the six-month periods ended September 30, 2005 and 2004.
     Depreciation and amortization expense decreased by approximately $0.1 million, or less than 1%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Depreciation and amortization expense decreased by approximately $0.2 million, or less than 1%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease in depreciation and amortization expense was primarily due to a reduction in depreciation expense relating to reduced capital expenditures over the past few years.
     Amortization of advance location payments increased by approximately $0.1 million, or 2%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Amortization of advance location payments decreased by approximately $0.7 million, or 7%, for the six-month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease for the six-month period was primarily due to the reduction in the amount of advance location payments made in the prior years.
     Amortization of intangibles decreased by approximately $0.1 million, or 3%, for the three-month period ended September 30, 2005, as compared to the prior year’s corresponding period. Amortization of intangibles decreased by approximately $0.3 million, or 4%, for the six-

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
month period ended September 30, 2005, as compared to the prior year’s corresponding period. The decrease was primarily the result of amortization expense being recorded on an accelerated basis.
     Other items for the three- and six-month periods ended September 30, 2005 of approximately $0.3 million was primarily due to a write down of the asset value by approximately $0.2 million, relating to the sale of one of the laundromats on October 19, 2005. Such laundromat is classified as Assets held for Sale at September 30, 2005.
     Operating income margins were approximately 9.2% for the three-month period ended September 30, 2005, as compared to approximately 8.4% for the prior year’s corresponding period. Operating income margins were approximately 9.9% for the six-month period ended September 30, 2005, as compared to approximately 8.9% for the prior year’s corresponding period. The increase in operating income margins was primarily due to a reduction in laundry operating expense and depreciation and amortization expense slightly offset by a decrease in revenue.
     Interest expense decreased by approximately $0.7 million, or 5%, for the three-month period ended September 30, 2005 as compared to the prior year’s corresponding period. Interest expense decreased by approximately $1.3 million, or 4%, for the six-month period ended September 30, 2005 as compared to the prior year’s corresponding period. As part of the IDS Transactions, we redeemed $125.5 million aggregate principal amount of the 9% Senior Notes and approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. This resulted in a decrease in interest expense offset by interest expense under an intercompany loan made by CSC to us as part of the IDS Transactions of approximately $81.7 million, accruing interest at an annual rate of 10.95%. The decrease in interest expense was also offset by an increase in variable interest rates payable under the Senior Secured Credit Facility resulting from a market increase in interest rates. This was offset by a decrease in interest expense resulting from the interest rate swap agreements totaling $150 million entered into by Coinmach in September 2002 that are at a slightly lower fixed interest rate as compared to the variable interest rates.
     The benefit for income taxes for the three-month period ended September 30, 2005 was approximately $0.6 million as compared to a benefit for income taxes of approximately $1.3 million for the prior year’s corresponding period. The benefit for income taxes for the six-month period ended September 30, 2005 was approximately $0.3 million as compared to a benefit for income taxes of approximately $2.0 million for the prior year’s corresponding period. The change for the six month period is primarily due to a decrease in operating loss. The effective tax rate was approximately 35% for the six-month period ended September 30, 2005 as compared to an effective tax rate of approximately 39% for the six-month period ended September 30, 2004. The decrease in the effective tax rate for the six-month period ended September 30, 2005 is primarily due to permanent differences in the current period representing a greater percentage of book income as compared to permanent differences in the prior year.

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     Net loss was approximately $0.7 million for the six-month period ended September 30, 2005, as compared to net loss of approximately $3.0 million for the prior year’s corresponding period. The Company has incurred net losses for the past three years. Such net losses were attributable in part to significant non cash charges associated with our acquisitions and the related amortization of contract rights accounted for under the purchase method of accounting. We incur significant depreciation and amortization expense relating to annual capital expenditures, which also reduces our net income.
     The following table sets forth EBITDA for each of our route, rental and distribution segments for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$38.1	$37.5	$0.6	$77.5	$76.7	$0.8
Rental	3.7	3.4	0.3	7.2	6.7	0.5
Distribution	0.4	0.5	(0.1)	0.4	0.4	—
Other items, net	(0.3)	(0.5)	0.2	(0.3)	(0.5)	0.2
Corporate expenses	(2.3)	(2.2)	(0.1)	(4.4)	(4.5)	0.1

Total EBITDA	$39.6	$38.7	$0.9	$80.4	$78.8	$1.6

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
     EBITDA was approximately $39.6 million for the three months ended September 30, 2005, as compared to approximately $38.7 million for the three months ended September 30,

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
2004. EBITDA margin was approximately 29.9% for the three months ended September 30, 2005, as compared to 29.1% for the prior year’s corresponding period. EBITDA was approximately $80.4 million for the six months ended September 30, 2005, as compared to approximately $78.8 million for the six months ended September 30, 2004. EBITDA margin was approximately 30.2% for the six months ended September 30, 2005, as compared to 29.6% for the prior year’s corresponding period. The increase in EBITDA and EBITDA margin is primarily attributable to an increase in revenue in the route and rental businesses and a decrease in laundry operating expenses.
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
     We have substantial indebtedness and debt service requirements. At September 30, 2005, on a consolidated basis, we had outstanding total debt to third parties of approximately $562.2 million, which included (i) $324.5 million aggregate principal amount of 9% Senior Notes, (ii) approximately $229.3 million of term loan borrowings under the Senior Secured Credit Facility. We also had approximately $81.7 million aggregate principal amount outstanding under the Intercompany Loan. Letters of credit under the Senior Secured Credit Facility outstanding at September 30, 2005 were approximately $6.4 million. The 9% Senior Notes are scheduled to mature on February 1, 2010. The term loans under the Senior Secured Credit Facility are scheduled to be fully repaid by July 25, 2009. As of September 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility, which is scheduled to expire on January 25, 2008. The Intercompany Loan is scheduled to mature on December 1, 2024.
     Our stockholder’s equity was approximately $88.2 million as of September 30, 2005.
     Our principal sources of liquidity are cash flows from operating activities and selected borrowings available under the Senior Secured Credit Facility. As of September 30, 2005, we had cash and cash equivalents of approximately $49.3 million and available borrowings under the Senior Secured Credit Facility of approximately $68.6 million.
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
     CSC intends to use dividend payments, if any, from our common stock and interest payments under the Intercompany Loan to service interest payments on its 11% Senior Secured Notes and dividend payments, if any, on its common stock. Under the indenture governing the 11% Senior Secured Notes, if at any time we are not prohibited from doing so under the terms of our then outstanding indebtedness, we are required to guarantee the 11% Senior Secured Notes.
     On August 9, 2005, our board of directors declared an aggregate cash dividend of approximately $5.4 million on our outstanding common stock, which cash dividend was paid on September 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs and interest payments on the 11% Senior Secured Notes initially issued separate and apart from the IDSs.
     On November 8, 2005, our board of directors declared an aggregate cash dividend of approximately $5.4 million on our outstanding common stock, which cash dividend is payable on December 1, 2005 to CLC. Such cash dividend, along with the interest payment of approximately $2.2 million due on the same date with respect to the Intercompany Loan, is expected to be used by CSC to satisfy distribution payments under its IDSs and interest payments on the 11% Senior Secured Notes initially issued separate and apart from the IDSs.
Financing Activities
     We have from time to time used external financings to meet cash needs for operating expenses, the payment of interest, retirement of debt and acquisitions and capital expenditures. We may use external financings in the future to refinance or fund the retirement or repurchase of our and our subsidiaries’ existing indebtedness. The timing and amount of external financings depend primarily upon economic and financial market conditions, our consolidated cash needs and our future capital structure objectives, as well as contractual limitations on additional financings. Additionally, the availability and cost of external financings will depend upon the financial condition of the entities seeking those funds.
     Senior Secured Credit Facility
     On January 25, 2002, we entered into the Senior Credit Secured Facility, which is comprised of: (i) $280 million in aggregate principal amount of term loans and (ii) a revolving credit facility with a maximum borrowing limit of $75 million. The Senior Secured Credit Facility also provides for up to $10 million of letter of credit financings and short-term borrowings under a swing line facility of up to $7.5 million. The Senior Secured Credit Facility is secured by a first priority security interest in all of our real and personal property and is guaranteed by each of our domestic subsidiaries. The interest rate is based on a monthly variable Eurodollar rate plus 2.75%. At September 30, 2005, the monthly variable Eurodollar rate was

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
4.13%. As a condition to the consummation of the IDS Transactions, we entered into an amendment to the Senior Secured Credit Facility on November 15, 2004, to, among other things, permit the IDS Transactions. As of September 30, 2005, there were no amounts outstanding under the revolver portion of the Senior Secured Credit Facility. Letters of credit outstanding under the Senior Secured Credit Facility at September 30, 2005 were approximately $6.4 million.
     We used a portion of the proceeds from CSC’s initial public offering to repay approximately $15.5 million of outstanding term loans under the Senior Secured Credit Facility. As of September 30, 2005, the aggregate principal amount outstanding under the term loans was approximately $229.3 million. The term loans are scheduled to be fully repaid by July 25, 2009.
     The Senior Secured Credit Facility contains a number of restrictive covenants and agreements, including covenants with respect to limitations on (i) indebtedness; (ii) certain payments (in the form of the declaration or payment of certain dividends or distributions on our capital stock or our subsidiaries or the purchase, redemption or other acquisition of any of our capital stock or our subsidiaries); (iii) voluntary prepayments of previously existing indebtedness; (iv) Investments (as defined in the Senior Secured Credit Facility); (v) transactions with affiliates; (vi) liens; (vii) sales or purchases of assets; (viii) conduct of business; (ix) dividends and other payment restrictions affecting subsidiaries; (x) consolidations and mergers; (xi) capital expenditures; (xii) issuances of certain of Coinmach’s equity securities; and (xiii) creation of subsidiaries. The Senior Secured Credit Facility also requires that we satisfy certain financial ratios, including a maximum leverage ratio and a minimum consolidated interest coverage ratio.
     The Senior Secured Credit Facility requires us to make an annual mandatory repayment of principal on the outstanding balance of the term loans based on 50% of “excess cash flow,” as defined. For the fiscal year ended March 31, 2005, the amount required to be repaid was approximately $10.0 million and was paid on July 12, 2005.
     On September 23, 2002, we entered into three separate interest rate swap agreements totaling $150 million in aggregate notional amount that effectively convert a portion of our floating-rate term loans pursuant to the Senior Secured Credit Facility to a fixed rate basis, thereby reducing the impact of interest rate changes on future interest expense. The three swap agreements consist of: (i) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006, (ii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.91% and expiring on February 1, 2006 and (iii) a $50 million notional amount interest rate swap transaction with a financial institution effectively fixing the three-month LIBOR interest rate (as determined therein) at 2.90% and expiring on February 1, 2006. These interest rate swaps used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. We recognized a small accumulated other comprehensive loss in the stockholder’s equity section for the six months ended September 30, 2005 relating to the interest rate swaps that qualify as cash flow hedges.

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
     At September 30, 2005, we were in compliance with the covenants under the Senior Secured Credit Facility.
     9% Senior Notes
     On January 25, 2002, we issued $450 million aggregate principal amount of the 9% Senior Notes. Interest on the 9% Senior Notes is payable semi-annually on February 1 and August 1 to the holders of record as of the close of business on the January 15 and July 15, respectively, immediately preceding the applicable interest payment date. The 9% Senior Notes, which mature on February 1, 2010, are unsecured senior obligations of ours and are redeemable, at our option, in whole or in part, at any time or from time to time, on or after February 1, 2006, upon not less than 30 nor more than 60 days’ notice, at the redemption prices set forth in the indenture, governing the 9% Senior Notes plus accrued and unpaid interest thereon, if any, to the date of redemption. The 9% Senior Notes contain certain financial covenants and restrict the payment of certain dividends, distributions or other payments from us to CLC. The 9% Senior Notes are guaranteed on a senior unsecured senior basis by our domestic subsidiaries.
     On December 24, 2004, we used a portion of the proceeds from CSC’s initial public offering to redeem a portion of the 9% Senior Notes in an aggregate principal amount of $125.5 million (plus approximately $4.5 million of accrued interest and approximately $11.3 million of related redemption premium). At September 30, 2005, there was $324.5 million aggregate principal amount of 9% Senior Notes outstanding.
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
     At September 30, 2005, we were in compliance with the covenants under the indenture governing the 9% Senior Notes.
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
     If we merged with or into CSC or CSC merged with or into us, the Intercompany Loan would be terminated and the surviving company, would become responsible for the payment obligations relating to the 11% Senior Secured Notes.
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
     At September 30, 2005, we were in compliance with the covenants under the Intercompany Loan.
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
     Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the three-month period ended September 30, 2005 were approximately $19.3 million. Capital expenditures excluding payments for capital business acquisitions (net of proceeds from the sale of equipment) for the six-month period ended September 30, 2005 were approximately $36.6 million. The primary components of our capital expenditures are (i) machine expenditures, (ii) advance location payments, and (iii) laundry room improvements. Additionally, capital expenditures for the six-month period ended September 30, 2005 included approximately $2.5 million attributable to technology upgrades. The full impact on revenues and cash flow generated from capital expended on the net increase in the installed base of machines is not expected to be reflected in our financial results until subsequent reporting periods, depending on certain factors, including the timing of the capital expended. While we estimate that we will generate sufficient cash flows from operations to finance anticipated capital expenditures, there can be no assurances that we will be able to do so.
     The following table sets forth our capital expenditures (excluding payments for capital business acquisitions) for the periods indicated (in millions of dollars):

	Three months ended September 30,			Six months ended September 30,
	2005	2004	Change	2005	2004	Change
Route	$15.7	$15.7	$—	$30.4	$32.5	$(2.1)
Rental	2.5	1.8	0.7	3.5	2.6	0.9
Distribution	0.1	0.1	—	0.2	0.2	—
Corporate	1.0	0.6	0.4	2.5	1.4	1.1

	$19.3	$18.2	$1.1	$36.6	$36.7	$(0.1)

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
Summary of Contractual Obligations
     The following table sets forth information with regard to disclosures about our contractual obligations and commitments as of September 30, 2005 (in millions):

COINMACH CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

		Payments Due in Fiscal Year
	Total	2006	2007	2008	2009	2010	After
Long-Term Debt Obligations	$554.3	$1.3	$2.5	$12.0	$11.9	$526.5	$0.1
Interest on Long-Term Debt (1)	192.9	22.5	44.9	44.5	43.7	37.3	—
Capital Lease Obligations (2)	9.2	2.1	3.5	2.2	1.2	0.2	—
Intercompany Loan	81.7	—	—	—	—	—	81.7
Interest on Intercompany Loan (3)	175.9	8.9	8.9	8.9	8.9	8.9	131.4
Operating Lease Obligations	26.3	4.2	7.0	5.1	4.0	3.0	3.0

	$1,040.3	$39.0	$66.8	$72.7	$69.7	$575.9	$216.2

(1)	As of September 30, 2005, approximately $229.3 million of our long-term debt outstanding under our Senior Secured Credit Facility term loans was subject to variable rates of interest. Interest expense on these variable rate borrowings for future years was calculated using a weighted average interest rate of 6.88% based on the Eurodollar rate in effect at September 30, 2005. In addition, at September 30, 2005, $324.5 million of our long-term debt outstanding was subject to a fixed interest rate of 9.0%. In addition, in connection with the Senior Secured Credit Facility, Coinmach is a party to three separate interest rate swap agreements totaling $150.0 million which expire on February 1, 2006. Such agreements effectively convert $150.0 million principal amount of floating rate term loans under the Senior Secured Credit Facility to a fixed interest rate of 5.66%.

(2)	Includes both principal and interest.

(3)	The Intercompany Loan is subject to a fixed interest rate of 10.95%.
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
     We continuously evaluate our capital structure objectives and the most efficient uses of our capital, including investment in our lines of business, potential acquisitions, and purchasing, refinancing, exchanging or retiring certain of our and our subsidiaries' outstanding debt securities and other instruments in privately negotiated or open market transactions or by other means, to the extent permitted by our existing covenant restrictions. To pursue such transactions we may use external financings, cash flow from operations, or any combination thereof, which in turn will depend on our consolidated cash needs, liquidity, leverage and prevailing economic and financial market conditions. However, should we determine to pursue any one or more of such transactions, there can be no assurance that any such transaction would not adversely affect our liquidity or our ability to satisfy our capital requirements in the near term.
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
Certain Accounting Treatment
     Our depreciation and amortization expense, amortization of advance location payments and amortization of intangibles, which aggregated approximately $54.0 million for the six months ended September 30, 2005 and approximately $27.5 million for the three months ended September 30, 2005 reduces our net income, but not our cash flow from operations. In accordance with GAAP, a significant amount of the purchase price representing the value of location contracts arising from businesses acquired by us is allocated to “contract rights.” Management evaluates the realizability of contract rights balances (if there are indicators of impairment) based upon our forecasted undiscounted cash flows and operating income. Based upon present operations and strategic plans, we believe that no impairment of contract rights has occurred.
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

COINMACH CORPORATION AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our principal exposure to market risk relates to changes in interest rates on our long-term borrowings. Our operating results and cash flow would be adversely affected by an increase in interest rates. As of September 30, 2005, we had approximately $79.3 million outstanding relating to our variable rate debt portfolio.
     Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. If market rates of interest on our variable interest rate debt increased by 2.0% (or 200 basis points), our annual interest expense on such variable interest rate debt would increase by approximately $1.6 million, assuming the total amount of variable interest rate debt outstanding was approximately $79.3 million, the balance as of September 30, 2005.
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

Exhibits
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

COINMACH CORPORATION

Date: November 9, 2005	/s/ Robert M. Doyle

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